Form 10-Q
period 2007-12-31
PrimeCare Systems, Inc.
filed 2008-01-28
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

  [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to___________

Commission file number     333-137702

PRIMECARE SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

                                    DELAWARE                                                                        54-1707928

 (State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)

   56 Harrison Street, New Rochelle, New York 10801

(Address of principal executive offices)

     (914) 576- 8457

(Issuer's telephone number)

(Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                                                    Shares Outstanding at January 22, 2008

Common Stock ($.001 par value)

69,901,120 Shares

1

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

PAGE

Item  1.  Financial Statements:

Balance Sheets as of September 30, 2007 (unaudited), June 30, 2007

F-1

Statements of Operations for the three and six months ended September 30, 2007 and

 2006 (unaudited)

F-2

Statements of Cash Flows for the three and six months ended September 30, 2007 and

 2006 (unaudited)

F-3

Notes to Financial Statements

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

F-9

Item 3.  Controls and Procedures

F-13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

II-1

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

II-1

Item 6.   Exhibits and Reports on Form 8-K

II-1

2

PrimeCare Systems, Inc.

Balance Sheets

	December 31	June 30,
	2007	2007
Assets	(Unaudited)	(Restated)
Current assets:
Cash	$ 18,708	$ 29,701
Loan receivable	10,350	10,350
Prepaid expenses	--	3,999
Total current assets	29,058	44,050

Other assets:
Property and equipment, net of accumulated depreciation of $112,796, and $109,153, respectively	21,909	8,189
Capitalized software costs, net of accumulated amortization of $91,875 and $44,071, respectively	214,773	180,653
Other assets	4,972	4,972
Total Assets	$ 270,712	$ 237,864

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 13,516	$ 13,647
Interest payable	10,912	2,969
Current portion of notes payable	175,000	-
Deferred income – current portion	6,000	6,000
Total current liabilities	205,428	22,616
Notes payable – non-current portion	175,000	175,000
Deferred income – long term portion	40,500	43,500
Total liabilities	420,928	241,116

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 67,570 and 64,570, respectively	676	646
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 69,901,120 and 69,901,120 shares, respectively	69,901	69,901
Additional paid-in capital	8,856,842	8,841,872
Accumulated deficit	(9,077,635)	(8,915,671)
Total stockholders’ equity	(150,216)	(3,252)
Total liabilities and stockholders’ equity	$ 270,712	$ 237,864

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2007 2006 _ (Unaudited) (Unaudited)		2007 2006 (Unaudited) (Unaudited) (as restated)

Revenues:
Software license fees	$ 1,500	$ 1,500	$ 3,000	$ 3,000
Sales commissions	–	–	--	--

Total revenues	1,500	1,500	3,000	3,000

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	12,654	1,347	19,929	7,407
Impairment of capitalized software costs	--	--	--	15,943

Total costs of revenues	12,654	1,347	19,929	23,350

Research and development	50,080	38,574	88,578	80,721

Selling, general and administrative	23,839	12,488	45,192	76,534
Depreciation	1,929	1,964	3,643	3,883

Total operating costs and expenses	88,502	54,373	157,342	184,488

Operating loss	(87,002)	(52,873)	(154,342)	(181,488)

Interest income	90	525	321	1,819
Interest expense	(4,577)	(256)	(7,943)	(689)

Net loss from continuing operations	(91,489)	(52,604)	(161,964)	(180,358)

Income (loss) from discontinued operations	--	--	--	472

Net loss	(91,489)	(52,604)	(161,964)	(179,886)

Income(loss) per common share, basic and diluted:
Continuing operations	$ (.00)	$ (.00)	$ (.00)	$ (.01)
Discontinued operations	--	--	--	.00
Total	$ (.00)	$ (.00)	$ (00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	69,901,120	69,901,120	69,901,120	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Six Months Ended December 31,
	2007	2006
	(Unaudited)
	(Restated)
Cash flow from operating activities:
Net loss	$ (161,964)	$ (179,886)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation of property and equipment	3,643	3,883
Amortization of capitalized software costs	19,929	7,407
Impairment of capitalized software costs	--	15,943
Changes in operating assets and liabilities:
Loan receivable	--	4,400
Inventory	--	300
Prepaid expenses	3,999	--
Accounts payable and accrued expenses	7,812	(26,089)
Deferred income	(3,000)	(3,000)

Net cash provided by (used in) operating activities	(129,581)	(177,042)

Cash flows from investing activities:
Additions to property and equipment	(17,363)	(1,494)
Additions to capitalized software costs	(54,049)	(50,705)
Net cash used in investing activities	(71,412)	(52,199)

Cash flows from financing activities:
Net proceeds from (repayment of) note payable-bank	--	(19,190)
Proceeds from notes payable	175,000	-
Proceeds from sale of Series A preferred stock	15,000	25,000
Net cash provided by (used in) financing activities	190,000	5,810

Net increase (decrease) in cash	(10,993)	(223,431)

Cash, beginning of period	29,701	247,327

Cash, end of period	$ 18,708	$ 23,896

Supplemental disclosures of cash flow:
Interest paid	$ 4,577	$ 689
Income taxes paid	$ –	$ –

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”), a Delaware Corporation formed in 1994, was a wholly-owned subsidiary of OCG Technology, Inc. (“OCGT”) until December 31, 2005, when it was distributed as a dividend to the shareholders of OCGT as of the close of business on December 29, 2005 (see note 6).

PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.  Through March 2006 (see note 8), PrimeCare sold Denise Austin health and fitness video products from an online shopping cart linked to the Denise Austin Web site.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.    At December 31, 2007 (unaudited), PrimeCare had negative working capital and negative stockholders’ equity of $176,370 and $150,216, respectively.  Further PrimeCare incurred losses from continuing operations for the six months ended December 31, 2007 and for the year ended June 30, 2007 of $161,964 (unaudited) and $315,981, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERRIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the three and six months ended December 31, 2007 and 2006.  The financial data and other informa1ion disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30. 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007 as included in our Form SB-2/A filed with the Securities and Exchange Commission on December 4, 2007.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	December 31, 2007 (unaudited)	June 30, 2007

Due officer, interest at 6%, interest and balance due in: July 2008	$ 20,000	$ 20,000
December 2009	35,000
Due Telemedicine International LLC, interest at 6%,
interest and balance due in: July 2008	155,000	155,000
interest and balance due in: December 2009	140,000
Total	350,000	175.000
Current portion of notes payable	(175,000)	-
Non-current portion of notes payable	$ 175,000	$ 175,000

NOTE 4 - SOFTWARE LICENSE AGREEMENT AND DEFERRED INCOME

On September 29, 2005, PrimeCare entered into a ten year license agreement with Telemédica SLR (Licensee), a company based in Argentina.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid PrimeCare $60,000 and has agreed to fund the translation and internationalization of PrimeCare V9 in both Spanish and Portuguese.  The Spanish version was completed during 2005.  The Licensee will sub-license PrimeCare V9 to health care providers in the Mercosur and train them in its use.  In the event that the gross revenues derived by Licensee from sub licensing PrimeCare V9, are less than $2,500,000 for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term.  The License provides that the fee to be charged to a sub-licensee shall be not less than $4 per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.

Under the agreement, the Licensee shall pay PrimeCare, as a license fee, an amount equal to 50% of the gross fees charged by Licensee to each and every sub-licensee for use of PrimeCare V9. However, during the first three years of the agreement, or until the gross revenues of Licensee derived from sub-licensees exceeds $400,000, whichever occurs first, Licensee will pay PrimeCare a license fee equal to 25% of the gross fees charged by Licensee.

PrimeCare recorded the $60,000 as deferred income in September 2005 and is amortizing this amount to income over ten years, the term of the Licensee distribution agreement.

NOTE 5 - STOCKHOLDERS’ EQUITY

During December 2004, PrimeCare increased the aggregate number of shares authorized for issue to 200,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.01. The Board of Directors may authorize more than one series of either or both of the common stock and/or preferred stock.  Following the amendment to increase the number of authorized shares, PrimeCare split its stock such that the resulting number of common stock shares outstanding is 69,901,120; all share and per share amounts have been retroactively adjusted to reflect this stock split.

During the six months ended December 31, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.

Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock.  In the event that dividends are simultaneously paid or declared on any parity stock, the holders of the Series A Preferred Stock are entitled to receive out of any funds or other property legally available therefore, when and as declared by the Board of Directors, (I) dividends in cash at the annual rate of $0.60 per share, and (ii) in addition, each share of Series A Preferred Stock shall receive 100 times the dividend paid per share of common stock.

NOTE 6 - SPIN-OFF

On December 19, 2005, PrimeCare entered into a Distribution Agreement with OCG Technology, Inc. (“OCGT”), its sole shareholder, which provided that prior to the closing (the “Closing”) of the Share Purchase Agreement (also dated December 19, 2005, between OCGT and the Share Purchaser), all of the outstanding shares of PrimeCare (the “PrimeCare Shares”) will be distributed to the record common and preferred stockholders of OCGT, on a pro rata basis (the “Distribution”).  The Closing took place on December 31, 2005, and the Record Date was December 29, 2005.

On January 14, 2008, the Company’s Registration Statement on Form SB-2 (to register the 69,901,120 shares of common stock resulting from the Distribution) was “declared effective” by the Securities and Exchange Commision.

NOTE 7 - WARRANTS

On November 17, 2005, the Company issued warrants to eighteen parties to purchase a total of 14,466,262 shares of common stock (6,225,000 to officers and directors); 4,327,206 are exercisable at $.02 per share; 4,925,000 are exercisable at $.05 per share; and 5,214,056 are exercisable at $.07 per share.  The warrants may be exercised at any time or from time to time, prior to November 17, 2008.  The $742,374  fair value of the warrants on the date of issue was charged as follows:  $604,887  to selling, general and administrative and $137,487 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 3 years, expected volatility of 155%, expected dividend yield of 0%, and risk free interest rate of 4.4%.  Since the Company=s common stock had not been traded, the Company used the expected volatility of OCGT=s common stock on November 17, 2005, to estimate the volatility of its own shares of common stock, as OCGT=s business and number of shares of common stock outstanding were identical at that time.

From November 17, 2005 to December 31, 2007, no options or warrants were granted, exercised, forfeited, or expired.  At December 31, 2007 there were 14,466,262 warrants outstanding and exercisable with a weighted-average exercise price of $.0482 per warrant.  The weighted-average grant-date fair value of these warrants was $.0513 per warrant.

NOTE 8 - DISCONTINUED OPERATIONS

In March 2006, the operator of the Denise Austin Web site terminated its marketing relationship with PrimeCare and removed its Web site link to our online ”shopping cart”.  As a result, the Company decided not to purchase any additional inventory.

Income (loss) from discontinued operations consisted of:

Three Months Ended

    Six Months Ended

       December 31,

        December 31,

2007	2006	2007	2006

	(unaudited)		(unaudited)
Sales of merchandise	$ --	$ --	$ --	$ 872
Cost of sales	--	--	--	400
Gross margin	--	--	--	472
Marketing expense	--	--	--	--
Income from discontinued operations	$ --	$ --	$ --	$ 472

NOTE 9 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.  Based on management’s assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forward will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carry forward of approximately $5,000,000 at June 30, 2007 expires in varying amounts from the year 2009 to year 2027.

Current tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 - COMMITMENTS

PrimeCare leases office space under operating leases.  The leases include provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  For the six months ended December 31,  2007 and 2006, rent expense pursuant to such operating leases was $36,965 and $31,722, respectively. At June 30,  2007, the future minimum lease payments under non-cancelable operating leases were $0.

NOTE 11 B RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the six months ended December 31, 2006 and 2007 (which were previously included in Amendment No. 2 to the Registration Statement on Form SB-2 filed with the SEC on April 4, 2007) in order to correct an error relating to the revenue recognition period of the $60,000 received in connection with the software license agreement dated September 29, 2005 (see Note 4).

Previously, we amortized to revenues the $60,000 fees received in connection with the software license agreement dated September 29, 2005 (see Note 4) over a period of three years ($1,000 revenues recognized in the six months ended December 31, 2006).  The revenues should have been recognized over the ten year term of the contract.  Accordingly, we have restated the software license fee revenues for the six months ended December 31, 2006 to$3,000.

The effect of the restatement adjustments on the statement of operations for the six months ended December 31, 2006 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Revenues
Software license fees	$ 10,000	$ (7,000) 10,500)	$ 3,000
Sales commissions	--	-	--
Total revenues	10,000	(7,000)	3,000
Operating costs and expenses:
Cost of revenues
Amortization of capitalized software costs	7,407	-	7,407
Impairment of capitalized software costs	15,943	-	15,943
Total costs of revenues	23,350	-	23,350
Research and development	80,721	--	80,721
Selling, general and administrative	76,534	--	76,534
Depreciation	3,883	-	3,883

Total operating costs and expenses	184,488	--	184,488
Operating loss	(174,488)	(7,000)	(181,488)
Interest income	1,130	689	1,819
Interest expense	--	(689)	(689)
Net loss from continuing operations	(173,358)	(7,000)	(180,358)
Income from discontinued operations	472	-	472
Net loss	$ (172,886)	$ (7,000)	$ (179,886)
Income (loss) per common share,
basic and diluted:
Continuing operations	$ (.00)	$ (.00)	$ (.00)
Discontinued operations	.00	-	.00
Total	$ (.00)	$ (.00)	$ (.00)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

The Company has experienced recurring losses from operations and has relied on loans and the sale of equity interests in the Company to fund its operations.  If necessary, the Company intends to provide additional working capital through the sale of equity interests in the Company.  Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

In May 1994, the PrimeCareJ System was MS DOS based.  In 1997, PrimeCare completed the development of its Windows7 95 and Windows7 NT based version of the PrimeCareJ System (“PrimeCareJ V8”).  To increase the compatibility and versatility of Version Eight, PrimeCare added an interface that enables PrimeCareJ V8 to communicate with medical office management systems (billing software, appointment scheduling software, etc.).  Shortly thereafter, PrimeCare commenced a test marketing program in areas where it could install and service the product and train the office personnel in the use of the product.

In April 1998, PrimeCare completed development of CodeComplierJ.  During a patient office visit, the CodeComplierJ organizes each item of the data in the proper classification and, using the CMS) Documentation Guidelines, automatically calculates the E&M code level used for determining the physician=s reimbursement from Medicare and other third party payers for the office visit.

During December 1998, PrimeCare completed development of its PrimeCareOnTheWeb (APCW@).  The PCW Web site enables a physician to have patients answer one or more of PrimeCare=s 280 Questionnaires via the Internet.  At this time, PrimeCare=s V8 was updated to include the changes.

During the period between late 1998 through 2000, PrimeCare exhibited at several industry conferences in an attempt to generate product recognition and to foster sales.  The response was positive.  Some licenses were sold.  However, many private practice physicians were reluctant to make the capital investment for the hardware necessary to operate the software.  Software updates were labor intensive.  The software had to be updated at each computer.  This discouraged large groups from using the system.  This reluctance caused PrimeCare to redesign the system to overcome the problems.  The feasibility of its product redesign was established in 2001, and the development of PrimeCare=s PrimeCare V9 began.  PrimeCare discontinued the marketing of its PrimeCare V8, and subsequently ceased supporting it.  Therefore, in 2003, PrimeCare wrote off as an expense the unamortized capitalized software costs relating to its Version Eight.  Since 1994, PrimeCare has written off capitalized software development costs in excess of $5,500,000.

The three-tier architecture of the PrimeCareJ V9 provides advantages, including easy client installation; reduced on-site hardware and support requirements; enhanced data security; and maximum flexibility.   PrimeCareJ V9's reduced installation and maintenance costs and its flexibility enables it to be adapted to a wide variety of health care organizational uses, potentially including national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.  The PrimeCareJ V9 system is HIPAA compliant.

On or about November 1999, PrimeCare added a new business segment.  The Company began to manage a Web site for Denise Austin, a fitness expert.  The Company derived income from several sources, the sale of Denise Austin exercise videos and DVDs, commissions from the sale of other vendors exercise and fitness equipment and at times fees for advertising.  During December 2003, a new company became the Web site manager and converted to a paying membership Web site.  PrimeCare continued to manage the shopping cart which could be accessed by non-members.   During 2005, the site manager made changes to the site that made access to the shopping cart, run by PrimeCare, more difficult.  This resulted in a decrease in sales of exercise videos and DVDs, the primary revenue source for the Company.  After several months of discussion entry to the shopping cart was once again made direct.  In March of 2006, the manager of the Denise Austin Web site terminated the relationship with PrimeCare.  PrimeCare does not intend to restock its inventory and has terminated this business segment.  For the year ended June 30, 2005, the Company had its highest sales of $299,088 from the Denise Austin Web site, which dropped to $102,578 for the year ended June 30, 2006 and $872 for the year ended June 30, 2007.  PrimeCare no longer has this revenue stream.

The Company’s main focus has been, and continues to be, the PrimeCare System.  The Company believes that this business segment has excellent growth potential.

PrimeCare has experienced recurring losses from operations, and has relied on OCGT, its former parent company, to fund its operations.  Since PrimeCare is no longer a subsidiary of OCGT, it will have to provide its own funding.  To improve its financial position, PrimeCare issued 21,570 shares of Series A Preferred Stock in payment of $215,700 of notes payable assumed from OCGT during January 2006.  To overcome its cash shortfall, in part, during January 2006, PrimeCare issued 3,000 shares of Series A Preferred Stock in payment of $30,000 of loans payable and thereafter, during the month of July 2006, PrimeCare completed a Private Offering of the Series A Preferred Stock, in which it sold 40,000 shares for $400,000 or $10 per share.  $375,000 of the Offering was received during the year ended June 30, 2006 and $25,000 was received during the June 30, 2007 year.  During the three months ended September 30, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.

These Preferred Shares are convertible into a total of 6,757,000 shares of PrimeCare=s common stock.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.  If necessary, PrimeCare intends to provide additional working capital through the sale of additional equity interests, or obtain loans.  However, there can be no assurances that it will succeed in its efforts, which creates a doubt as to its ability to continue as a going concern.

The Company’s Registration Statement became effective January 14, 2008.  As a result the Company will sustain immediate and recurring costs.  Initially, the Company will bear the costs of the Distribution of the shares and thereafter of being a publicly reporting company.  The initial cost of distribution, which will be done by our transfer agent, Registrar and Transfer Company, will be approximately $10,000.  Thereafter, we will incur annual fees to our transfer agent, the costs of an annual stockholder’s meeting and other stockholder communications of approximately $40,000 per year. Since currently our annual financial statements are audited and certified and our quarterly financial statements are reviewed, we do not anticipate any increase in these costs.

Results of PrimeCare’s Operations for the three and six months ended December 31, 2007, compared to the  three and six months ended December 31, 2006:

PrimeCare’s total revenue from continuing operations was $1,500 and $3,000 for the three and six months ended December 31, 2007 and December 31, 2006.  The revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  $1,500 was recognized as income for each three month period.  PrimeCare had no revenues from discontinued operations for the three and six months ended December 31, 2007 and will have no revenues from these operations in the future, as a result of the termination, of our relationship by the Denise Austin Web site, and their removal of the link to our shopping cart and disposal of all remaining inventory.  The Company had revenues from discontinued operations of $872 for the six months ended December 31, 2006.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  During the six months ended December 31, 2006, based on the estimated decrease of future cash flows resulting from the termination of the relationship with DenideAustin.com, management deemed it necessary to have an impairment charge to capitalized software costs in the amount of $15,943.  There was no impairment charge to capitalized software costs during the six months ended December 31, 2007.

Research and development costs increased from $38,574 and $80,721 for the three and six months ended December 31, 2006 to $50,080 and $88,578 for the three and six months ended December 31, 2007, a increase of $11,506 and $7,857.  The increases primarily resulted from increases in rent, Internet services and repairs and maintenance during the six months ended December 31, 2007.

Selling, general and administrative costs were $76,534 for the six months ended December 31, 2006 compared to $45,192 for the six months ended December 31, 2007, a decrease of $31,342 primarily due to decreases of $30,025 in marketing expenses.  Selling, general and administrative costs were $12,488 for the three months ended December 31, 2006 compared to $23,839 for the three months ended December 31, 2007, an increase of $11,351 due to increases in a number of operating costs in preparation for the operations in Argentina.

Amortization of capitalized software costs increased $11,307 and $12,522 from $1,347 and $7,407 for the three and six months ended December 31, 2006 to $12,654 and $19,929 for the three and six months ended December 31, 2007, as a result of the increase in gross capitalized software costs ($306,648 at December 31, 2007.

Liquidity and Capital Resources

Cash was $18,708 at December 31, 2007.  The Company has a $20,000 credit line from its bank none of which was drawn down as of December 31, 2007.  This credit line was completely repaid in July of 2006.  In the past, PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off.  The Company has raised $400,000 in a private placement as previously discussed.

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a pilot project at Puerto Pirámides Rural Hospital in the Provence of Chubut, Argentina.  As a result, Telemédica has entered into a contract to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut.  The Hospital Isola is the central hospital around which the North Sector is organized.  Puerto Madryn, which is one of the sector's largest cities, has approximately 90,000 residents.  The sector's population represents between 15% and 20% of the province's population.  Marcelo Vaccaro, Director of Hospital Isola, signed the contract, which has an initial term of one year.  This contract may be superseded by any future contracts to be signed with the Provence of Chubut.  The contract is effective and to date approximately 40,000 patients have been transferred from Hospital Isola's database into PrimeCare V9.  There is an "adaptation" period during which the Hospital Isola is using Version 9 without charge.  Income will start to flow in January 2008.  The fee structure has been changed from the original concept, which anticipated a flat rate of $4 per year, per patient.  Chubut prefers to pay per patient encounter (visit).  The agreed fee is 10% of the hospital billing per encounter or procedure relating to outpatient care, which can range from 7 Pesos, which is just over US$2 to approximately one hundred US dollars.  Telemédica is in continuing talks with other sectors in Chubut and believes that Version 9 will be the electronic medical system for the entire Provence of Chubut within a year, and estimates that by the end of 2008, at least a quarter of million patients will be using Version 9 in Chubut.  PrimeCare is currently developing a software module to enable a patient’s laboratory data to be integrated into Version 9, which we believe will be completed during the first quarter of 2008.  Telemédica is negotiating a second contract in Chubut to enable the laboratory data to be included in Version 9.  Telemédica anticipates that the additional fee charged will be similar to the current fee.  Telemédica continues to market Version 9 in other areas of Argentina and has had expressions of serious interest from places in Patagonia and the southern most sector of Buenos Aires province.  Telemédica believes that other provinces in Argentina will follow the lead of Chubut.

The steps involved in getting PrimeCare installed and used by a customer in Argentina were as follows: Completion of the translation to Spanish, which occurred during the last quarter of 2005; Review of the entire system in Spanish by Telemédica’s medical staff, which took several months; Introducing PrimeCare V9 to the ministry of health in Chubut and demonstrating how it would improve the quality of care in a cost effective manner and ultimately getting their approval and endorsement which has been completed; Obtaining approval of both the Governor of Chubut and Mayor of Puerto Pirámides and demonstrating to them that PrimeCare V9 meets a high level of security to ensure the confidentiality of each individuals medical records, which has been completed;  Obtaining government approval to use the Internet via satellite for PrimeCare V9, which has been completed; and training the medical staff in Chubut to use PrimeCare V9, which has been completed.  We have been advised that PrimeCare V9 is currently being used in a pilot project at Puerto Pirámides Rural Hospital.

Although, PrimeCare’s license agreement with Telemédica provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, PrimeCare has agreed to the change in the basis for charging fees to the end user.

Chubut has a population in excess of 400,000.  Telemédica estimates that when the entire Provence of Chubut is using PrimeCare V9, it will generate income in excess of $1,000,000 per year.

Telemédica anticipates that additional provinces of Argentina will commence using PrimeCare V9 in the near future  and the Company’s revenues from such use will keep increasing.

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of December 31, 2007 the Company had cash balances of approximately $18,708 and had the availability of its line of credit in the amount of $20,000.  Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L., has verbally agreed to lend the Company up to $35,000 per month to cover the Company’s cash shortfalls until the Company generates sufficient cash flow from the Telemédica license or another customer.  Since January 1, 2007, the Company has received $350,000 in loans, with interest payable thereon at 6% per annum.  There can be no assurance  that these loans will continue to be available.

The Company has a $20,000 line of credit from Centura Bank with whom the Company maintains a checking account.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCare=s management believes that the Argentina License will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable

Currently, the Company has lines of credit with RBC Centura Bank for a maximum of borrowing of $20,000 and has no material commitments for capital expenditures outstanding.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms.  The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations.  The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls.  No changes occurred during the quarter ended December 31, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.  The proceeds were used as working capital.

Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock.  In the event that dividends are simultaneously paid or declared on any parity stock, the holders of the Series A Preferred Stock are entitled to receive out of any funds or other property legally available therefore, when and as declared by the Board of Directors, (I) dividends in cash at the annual rate of $0.60 per share, and (ii) in addition, each share of Series A Preferred Stock shall receive 100 times the dividend paid per share of common stock.

In consummating the above described sale, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and based upon: representations from the investor that he, she or it, (a) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (b) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (c) no general solicitation of the securities was made by the Company, (d) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act, (e) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (f) prior to the completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

Item 6.

Exhibits and Reports on Form 8-K

(a)   Exhibit No.

Exhibit Name

*

3.1(a)  Certificate of Incorporation of Registrant filed May 2, 1994

*

3.1(b)  Certificate of Amendment of Certificate of Incorporation filed January 10, 2005

*

3.1(c)  Certificate of Amendment of Certificate of Incorporation filed March 24, 2005

*

3.2  By-Laws

*

4.1  Instrument  defining  rights of holders  (See  Exhibits  Nos.  3.1(a) and 3.1(c), Certificate of    Amendment of Certificate of Incorporation), Certificate of Designation Creating Series A Preferred Stock of Primecare Systems, Inc.

*

4.2  Form of Stock Purchase Warrant

*

10.1  Software License Agreement, dated as of September 29, 2005, by and between PrimeCare  Systems, Inc., and Telemédica SRL

*

10.2  Software License Agreement, dated as of September 29, 2005, by and between PrimeCare Systems, Inc., and Nebbe Enterprises, LLC

*

10.3  Share Purchase Agreement, dated as of December 19, 2005, by, between and among OCGT Technology, Inc. and Bobby Vavithis

*

10.4  Distribution Agreement, dated as of December 19, 2005, by, between and among OCGT Technology, Inc. and PrimeCare Systems, Inc.

*

10.5  Agency Agreement, dated as of December 31, 2005

*

10.6  Escrow Agreement, dated as of December 29, 2005

*

10.7  Bank Creditline, dated August 21, 2001

31.1

Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2

Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*  Incorporated by reference to Form SB -2, as amended, filed September 29, 2006

(b)

Reports on Form 8-K

No Report on Form 8-K was filed during the quarter ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

By: /s/ Edward C. Levine

       Edward C. Levine, Treasurer/Chief Financial Officer

DATED: January 25, 2008

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimeCare Systems, Inc. for the period ending December 31, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: January 25, 2008

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimeCare Systems, Inc. for the period ending December 31, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: January 25, 2008

By: /s/ Edward C. Levine

      Edward C. Levine, Treasurer/Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Robert A. Shiver, President of PrimeCare Systems, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-QSB for the period ended December 31, 2007 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

January 25, 2007

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Edward C. Levine, Treasurer/Chief Financial Officer of PrimeCare Systems, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-QSB for the period ended December 31, 2007 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 25, 2008

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer