Form 10QSB/A
period 2007-12-31
PrimeCare Systems, Inc.
filed 2008-03-07
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act).

[   ]Yes        [X] No

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

     F-8

Item 3.  Controls and Procedures

     F-13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

II-1

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

II-1

Item 6.   Exhibits and Reports on Form 8-K

II-4

Item 1.  Financial Statements

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

See notes to financial statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with a.ccounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007 as included in our Form SB-2/A filed with the Securities and Exchange Commission on December 4, 2007.

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

Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock.  In the event that dividends are simultaneously paid or declared on any parity stock, the holders of the Series A Preferred Stock are entitled to receive out of any funds or other property legally available therefore, when and as declared by the Board of Directors,(I) dividends in cash at the annual rate of $0.60 per share, and (ii) in addition, each share of Series A Preferred Stock shall receive 100 times the dividend paid per share of common stock.

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

DATED: March 5, 2008

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

Date: March 5, 2008

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

Date: March 5, 2008

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

March 5, 2007

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

Date: March 5, 2008

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer