Form 10QSB/A
period 2008-03-31
PrimeCare Systems, Inc.
filed 2008-05-19
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

                     Class                                                                                 Shares Outstanding at May 14, 2008

Common Stock ($.001 par value)

69,901,120 Shares

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

PAGE

Item  1.  Financial Statements:

Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007

F-1

Statements of Operations for the three and nine months ended March 31, 2008 and

 2007 (unaudited)

F-2

Statements of Cash Flows for the nine months ended March 31, 2008 and

 2007 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     7

Item 6.   Exhibits and Reports on Form 8-K

     8

PrimeCare Systems, Inc.

Balance Sheets

	March 31	June 30,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash	$ 29,402	$ 29,701
Loan receivable	10,350	10,350
Prepaid expenses	--	3,999
Total current assets	39,752	44,050

Other assets:
Property and equipment, net of accumulated depreciation of $114,993, and $109,153, respectively	22,764	8,189
Capitalized software costs, net of accumulated amortization of $77,939 and $44,071, respectively	230,863	180,653
Other assets	4,972	4,972
Total Assets	$ 298,351	$ 237,864

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 14,691	$ 13,647
Interest payable	17,149	2,969
Current portion of notes payable	175,000	-
Deferred income – current portion	6,000	6,000
Total current liabilities	212,840	22,616
Notes payable – non-current portion	280,000	175,000
Deferred income – long term portion	39,000	43,500
Total liabilities	531,840	241,116

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 67,570 and 64,570, respectively	676	646
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 69,901,120 and 69,901,120 shares, respectively	69,901	69,901
Additional paid-in capital	8,856,842	8,841,872
Accumulated deficit	(9,160,908)	(8,915,671)
Total stockholders’ equity	(233,489)	(3,252)
Total liabilities and stockholders’ equity	$ 298,351	$ 237,864

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008 2007 _ (Unaudited) (Unaudited)		2008 2007 (Unaudited) (Unaudited) (Restated)

Revenues:
Software license fees	$ 1,500	$ 1,500	$ 4,500	$ 4,500
Sales commissions	–	11	--	11

Total revenues	1,500	1,511	4,500	4,511

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	13,939	6,139	33,868	13,546
Impairment of capitalized software costs	--	--	--	15,943

Total costs of revenues	13,939	6,139	33,868	29,489

Research and development	45,486	36,671	134,064	117,392

Selling, general and administrative	17,051	14,881	62,243	91,415
Depreciation	2,197	1,894	5,840	5,777

Total operating costs and expenses	78,673	59,585	236,015	244,073

Operating loss	(77,173)	(58,074)	(231,515)	(239,562)

Interest income	137	191	458	2,010
Interest expense	(6,237)	--	(14,180)	(689)

Net loss from continuing operations	(83,273)	(57,883)	(245,237)	(238,241)

Income (loss) from discontinued operations	--	(2,105)	--	(1,633)

Net loss	(83,273)	(59,988)	(245,237)	(239,874)

Income(loss) per common share, basic and diluted:
Continuing operations	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Discontinued operations	--	(.00)	--	(.00)
Total	$ (.00)	$ (.00)	$ (00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	69,901,120	69,901,120	69,901,120	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Nine Months Ended March 31,
	2008	2007
	(Unaudited) (Unaudited)
	(Restated)
Cash flow from operating activities:
Net loss	$ (245,237)	$ (239,874)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation of property and equipment	5,840	5,777
Amortization of capitalized software costs	33,868	13,546
Impairment of capitalized software costs	--	15,943
Changes in operating assets and liabilities:
Prepaid expenses	3,999	(1,899)
Inventory	--	2,405
Accounts payable and accrued expenses	15,224	(31,806)
Deferred income	(4,500)	(4,500)

Net cash provided by (used in) operating activities	(190,806)	(240,408)

Cash flows from investing activities:
Additions to property and equipment	(20,415)	(1,494)
Additions to capitalized software costs	(84,078)	(79,219)
Net cash used in investing activities	(104,493)	(80,713)

Cash flows from financing activities:
Net proceeds from (repayment of) note payable-bank	--	(17,890)
Proceeds from notes payable	280,000	105,000
Proceeds from sale of Series A preferred stock	15,000	25,000
Net cash provided by (used in) financing activities	295,000	112,110

Net increase (decrease) in cash	(299)	(209,011)

Cash, beginning of period	29,701	247,327

Cash, end of period	$ 29,402	$ 38,316

Supplemental disclosures of cash flow:
Interest paid	$ --	$ 689
Income taxes paid	$ --	$ –

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

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.    At March 31, 2008 (unaudited), PrimeCare had negative working capital and negative stockholders’ equity of $173,088 and $233,489, respectively.  Further PrimeCare incurred losses from continuing operations for the nine months ended March 31, 2008 and for the year ended June 30, 2007 of $245,237 (unaudited) and $315,981, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three and nine months ended March 31, 2008 and 2007.  The financial data and other informa1ion disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30. 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	March 31, 2008 (unaudited)	June 30, 2007

Due officer, interest at 6%, interest and balance due in: July 2008	$ 20,000	$ 20,000
December 2009	140,000
Due Telemedicine International LLC, interest at 6%, interest and balance due in:
July 2008	155,000	155,000
December 2009	140,000
Total	455,000	175.000
Current portion of notes payable	(175,000)	-
Non-current portion of notes payable	$ 280,000	$ 175,000

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

During the nine months ended March 31, 2008, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.

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

From November 17, 2005 to March 31, 2008, no options or warrants were granted, exercised, forfeited, or expired.  At March 31, 2008 there were 14,466,262 warrants outstanding and exercisable with a weighted-average exercise price of $.0482 per warrant.  The weighted-average grant-date fair value of these warrants was $.0513 per warrant.

NOTE 8 - DISCONTINUED OPERATIONS

In March 2006, the operator of the Denise Austin Web site terminated its marketing relationship with PrimeCare and removed its Web site link to our online ”shopping cart”.  As a result, the Company decided not to purchase any additional inventory.

Income (loss) from discontinued operations consisted of:

Three Months Ended

    Nine Months Ended

       March 31,

March 31,

2008	2007	2008	2007

	(unaudited)		(unaudited)
Sales of merchandise	$ --	$ --	$ --	$ 872
Cost of sales	--	2,105	--	2,505
Gross margin	--	--	--	(1,633)
Marketing expense	--	--	--	--
Income from discontinued operations	$ --	$ (2,105)	$ --	$ (1,633)

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

NOTE 10 - COMMITMENTS

PrimeCare leases office space under operating leases.  The leases include provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  For the nine months ended March 31, 2008 and 2007, rent expense pursuant to such operating leases was $49,584 and $55,998, respectively. At June 30,  2007, the future minimum lease payments under non-cancelable operating leases were $0.

NOTE 11 B RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the nine months ended March 31, 2007 (which were previously included in Amendment No. 3 to the Registration Statement on Form SB-2 filed with the SEC on July 2, 2007) in order to correct an error relating to the revenue recognition period of the $60,000 received in connection with the software license agreement dated September 29, 2005 (see Note 4).

Previously, we amortized to revenues the $60,000 fees received in connection with the software license agreement dated September 29, 2005 (see Note 4) over a period of three years ($1,000 revenues recognized in the six months ended December 31, 2006).  The revenues should have been recognized over the ten year term of the contract.  Accordingly, we have restated the software license fee revenues for the nine months ended March 31, 2007 to$4,500.

The effect of the restatement adjustments on the statement of operations for the nine months ended March 31, 2007 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Revenues
Software license fees	$ 15,000	$ (10,500) 10,500)	$ 4,500
Sales commissions	11	-	11
Total revenues	15,011	(10,500)	4,511
Operating costs and expenses:
Cost of revenues
Amortization of capitalized software costs	13,546	-	13,546
Impairment of capitalized software costs	15,943	-	15,943
Total costs of revenues	29,489	-	29,489
Research and development	117,392	--	117,392
Selling, general and administrative	91,415	--	91,415
Depreciation	5,777	-	5,777

Total operating costs and expenses	244,073	--	244,073
Operating loss	(229,062)	(10,500)	(239,562)
Interest income	2.010	--	2.010
Interest expense	(689)	--	(689)
Net loss from continuing operations	(227,741)	(10,500)	(238,241)
Income (loss) from discontinued operations	(1,633)	-	(1,633)
Net loss	$ (229,374)	$ (10,500)	$ (239,874)
Income (loss) per common share,
basic and diluted:
Continuing operations	$ (.00)	$ (.00)	$ (.00)
Discontinued operations	.00	-	.00
Total	$ (.00)	$ (.00)	$ (.00)

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

Results of PrimeCare’s Operations for the three and nine months ended March 31, 2008, compared to the  three and nine months ended March 31, 2007:

PrimeCare’s total revenue from continuing operations was $1,500 and $4,500 for the three and nine months ended March 31, 2008 and $1,511 and $4,511 for the three and nine months ended March 31, 2007.  The revenues were substantially due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  $1,500 was recognized as income for each three month period.  During the nine months ended March 31, 2007 PrimeCare had  revenues of $11 from advertising on one of its Web sites.  PrimeCare had no revenues from discontinued operations for the three and nine months ended March 31, 2008 and sustained a loss of $1,633 for the nine months ended March 31, 2007 and will have no revenues from these operations in the future, as a result of the termination, of our relationship by the Denise Austin Web site, and their removal of the link to our shopping cart and disposal of all remaining inventory.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  During the nine months ended March 31, 2007, based on the estimated decrease of future cash flows resulting from the termination of the relationship with DenideAustin.com, management deemed it necessary to have an impairment charge to capitalized software costs in the amount of $15,943.  There was no impairment charge to capitalized software costs during the nine months ended March 31, 2008.

Research and development costs increased from $36,671 and $117,392 for the three and nine months ended March 31, 2007 to $45,486 and $134,064 for the three and nine months ended March 31, 2008, an increase of $8,815 and $16,672.  The increases primarily resulted from increases in rent, Internet services and repairs and maintenance during the nine months ended March 31, 2008.

Selling, general and administrative costs were $91,415 for the nine months ended March 31, 2007 compared to $62,243 for the nine months ended March 31, 2008, a decrease of $29,172 primarily due to decreases of $26,040 in marketing expenses.  Selling, general and administrative costs were $14,881 for the three months ended March 31, 2007 compared to $17,051 for the three months ended March 31, 2008, an increase of $2,170 primarily due to increased rent.

Amortization of capitalized software costs increased $7,800 and $20,322 from $6,139 and $13,546 for the three and nine months ended March 31, 2007 to $13,939 and $33,868 for the three and nine months ended March 31, 2008, as a result of the increase in gross capitalized software costs ($308,802 at March 31, 2008).

Liquidity and Capital Resources

Cash was $29,402 at March 31, 2008.  The Company has a $20,000 credit line from its bank, none of which was drawn down as of March 31, 2008.  This credit line was completely repaid in July of 2006.  In the past, PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off.  The Company has raised $400,000 in a private placement as previously discussed.

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a pilot project for the use of PrimeCare V9, at Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica has advised that it expects to sign, within the next few days, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut. The North Sector contract has been signed by Hospital Isola’s Director, Hospital Isola is the central hospital around which the North Sector is organized, the Director of the North Sector, and is currently set to be signed by Chubut’s Secretary of Health.

The contract for the use of PrimeCare V9, as it currently reads, is a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract is not considered as a “final” contract.  In July, the use of PrimeCare V9 in the Sector Norte will be evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  After the evaluation, Telemédica expects, though not certain, that the Secretary of Health will grant a contract to integrate the use of PrimeCare V9 into Chubut’s entire healthcare system for a fixed amount.  The contract would generate significant revenue.  The province has already requested Telemédica draw up a budget.  In addition, it should be noted that Chubut is not testing any other medical software system (see the section on Competition).

Puerto Madryn, which is the North Sector's largest cities, has approximately 90,000 residents.  The sector's population represents between 15% and 20% of the province's population. While the North Sector contract has not been signed, the PrimeCare System already has incorporated 60,000 North Sector electronic medical records and interfaced with the its laboratory.

Telemédica said the fee structure will be changed from the original concept, which anticipated a flat rate of $4 per year, per patient.  They say that Chubut prefers to pay a flat, negotiated service fee.  Telemédica continues to market PrimeCare V9 in other areas of Argentina and has had expressions of serious interest from places in Patagonia, Santa Fé, and a health system in Buenos Aires province.  Telemédica believes that other provinces in Argentina will follow the lead of Chubut.

Although, PrimeCare’s license agreement with Telemédica provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, PrimeCare has agreed that it will change the basis for charging fees to the end user.

Chubut has a population in excess of 400,000.  Telemédica estimates that when the entire Provence of Chubut is using PrimeCare V9, it will generate income in excess of $1,000,000 per year.

Telemédica anticipates that additional provinces of Argentina will commence using PrimeCare V9 in the near future and the Company’s revenues from such use will keep increasing.

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of March 31, 2008 the Company had cash balances of approximately $29,402 and had the availability of its line of credit in the amount of $20,000.  Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L., has verbally agreed to lend the Company up to $35,000 per month to cover the Company’s cash shortfalls until the Company generates sufficient cash flow from the Telemédica license or another customer.  Since January 1, 2007, the Company has received $455,000 in loans, with interest payable thereon at 6% per annum.  There can be no assurance that these loans will continue to be available.

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

PRIMECARE SYSTEMS, INC.

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

By: /s/ Edward C. Levine

       Edward C. Levine, Treasurer/Chief Financial Officer

DATED: May   , 2008

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimeCare Systems, Inc. for the period ending March 31, 2008;

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

Date: May   , 2008

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimeCare Systems, Inc. for the period ending March 31, 2008;

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

Date: May   , 2008

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

The Quarterly Report on Form 10-QSB for the period ended March 31, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May   , 2008

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

The Quarterly Report on Form 10-QSB for the period ended March 31, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May   , 2008

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer