Form 10QSB
period 2008-03-31
PrimeCare Systems, Inc.
filed 2008-05-29
CIK 1324152

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

DATED: May 18, 2008

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

Date: May 18, 2008

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

Date: May 18, 2008

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

May 18, 2008

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

Date: May 18, 2008

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer