Form 10KSB
period 2008-06-30
PrimeCare Systems, Inc.
filed 2008-10-09
CIK 1324152

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    [Fee Required]

For the Fiscal Year ended   June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    [No Fee Required]

For the transition period from                to

Commission file number     333-137702

     PRIMECARE SYSTEMS, INC.

(Name of small business issuer in its charter)

DELAWARE

54-1707928

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

   56 Harrison Street, New Rochelle, New York       10801

                (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number    (914) 576-8457

Securities registered pursuant to section 12(b) of the Act:   NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.

Yes  [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The issuer’s revenues for its most recent fiscal year were $6,000.00

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 15, 2008 was $2,450,000.00.  As of September 15, 2008 the Registrant had 69,901,120 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

Part I

Item 1. Description of Business

General.

PrimeCare Systems, Inc. (which is referred to as the “Company,” APrimeCare@  or “PSI”): (i) created, owns, maintains and markets the PrimeCare Patient Management System, Version 9 (“PrimeCare Version 9"), a computerized patient medical record (a ACPR@), also known as an electronic medical record (an AEMR@), which includes CodeComplierJ, which automatically organizes the data and calculates the Evaluation & Management (“E&M”) reimbursement code level for third party payers’, with a full audit trail,; and (ii) created, owns, maintains, and markets Web sites containing secure Internet enhanced, and targeted components of PrimeCare, which Web sites are known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com.

 PrimeCare was incorporated in the State of Delaware on May 2, 1994.  The Company's principal executive office is located at 56 Harrison Street, New Rochelle, New York 10801 and its telephone number is (914) 576-8457.  The Company’s research and development facility and home of our Web sites is located at 610 Thimble Shoals Boulevard, Newport News, VA 23606.

Background.

PrimeCare was a wholly owned subsidiary of OCG Technology, Inc. (AOCGT@, now known as UraniumCore Company), a Delaware corporation, whose common stock is publicly traded.  On December 31, 2005, PrimeCare=s stock held by OCGT, was spun-off to OCGT=s shareholders of Record as a stock dividend.  After the spin-off PrimeCare filed a Registration Statement pursuant to the Securities Act of 1933, as amended (the AAct@), with the Securities and Exchange Commission (the ACommission@) to register its common stock, which Registration Statement became effective on January 14, 2008.

Products Overview:

PrimeCareJ Version Nine (“PrimeCareJ V9”):

PrimeCareJ V9 is PrimeCare=s most recent, ground-up redesign and re-write of it=s initial electronic medical record (AEMR@).

PrimeCareJ V9's system incorporates a three-tier client-provider-relational database management system (ARDBMS@) design, structured to support geographically separated tiers.  The three tiers are interconnected.  The provider and data base tiers are designed to support multiple, distinct clients simultaneously.  The client tier has been designed to allow internationalization and localization (easy adaptation to local currency, date and time conventions).

A new program was written, which improves the efficiency of the multi-language support and contains a revised internal phrase manager and the data center language storage was restructured.  The number of languages that can be supported remains unlimited, but current translations are set for eleven (eight are implemented - English, Spanish, Portuguese, French, Italian, Dutch, German and Swedish.  However, the Portuguese, French, Italian, Dutch, German and Swedish require physician review).  The number of “run-time” languages increased from two to five, with user specification of primary, alternate, and additional languages.  Switching between primary and alternate languages is still done with the F3 key.  The F4 key now cycles through the user-specified additional languages, so that pressing the F3 key will switch between the primary language and the new alternate language chosen by the F4 key.

PrimeCareJ V9 is a Windows7 application.  The client tier will run on Windows7 98SE, or any later Windows7 desktop operating system, such as Windows7 2000, Windows7 NT, or Windows7 XP.  It will not run on UNIX or Linux.  The provider tier and data base tier of PrimeCareJ V9 is hosted on redundant Windows7 2000 or Windows7 XP servers with modest backup, and standby support.

As a three-tier application, PrimeCareJ V9 requires only that the client tier (end-user) application to be installed at the end-user location (usually, the health care provider=s facility).  Although the client tier uses the Internet to communicate with the provider tier, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations.  The client tier is a specially written front-end application, designed to be downloaded by the end-user via a Web connection, and then installed at the end-user=s location using normal Windows7 installation procedures.

The three-tier architecture of PrimeCareJ V9 is intended to provide various advantages, including easy end-user installation; reduced on-site hardware and support requirements; enhanced data security; and  flexibility.  PrimeCareJ Version Nine's reduced installation and maintenance costs, and its flexibility, should enable it to be adapted to a wide variety of health care organizational uses, including national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

The PrimeCareJ V9 system is intended to support multiple reimbursement models, including free demo, no-charge use; sponsored use; flat fee, periodic (monthly / annual) fee, activity based fees; and option-based fees.

Beyond being intended as a user friendly patient management system, that is patient, physician and staff interactive, the PrimeCareJ V9 system: (i) is Health Insurance Portability Accountability Act (AHIPAA@) compliant; (ii) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, and over 300 patient education articles; (iii) does not require the patient to have computer or typing skills; (iv) enables the physician to obtain a patient=s detailed history of present illness (AHPI@), by having the patient answer the questionnaires without requiring a physician or a staff member to be present; (v) allows the physician to interact directly with PrimeCareJ V9, to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (vi) provides automatic (real time) calculation of the Centers for Medicare & Medicaid Services (formerly, the Health Care Financing Administration) mandated Evaluation and Management (AE&M@) code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payers for office visits;  (vii) creates clinical and patient databases for outcomes research.

When the patient arrives at, or telephones, a doctor=s office, which is equipped with PrimeCareJ V9, a staff member, based upon the patients chief complaint and/or symptoms, selects an appropriate questionnaire, or questionnaires for the patient to answer.  If the patient is at the doctor=s office, the staff member takes and enters the patient=s vital signs.  In this case, the patient would be seated at a computer, (or, if at home or in his or her own office, then via the Internet), to answer the complaint-specific questionnaires selected by the staff member.  When the patient completes the questionnaire(s), PrimeCareJ V9 prepares a Preliminary Report (the AReport@) for the physician to review before examining the patient.

This Report contains nurses notes, if any, the patient=s vital signs (if entered), along with, most importantly, the patient=s detailed HPI, which includes all of the positive and significant negative responses to the questions contained in the completed questionnaire(s), plus an alphabetical list of diagnostic possibilities with the triggering patient responses annotated.  If the patient prefers to read and answer the questions in any one of currently eight languages (English, Spanish, Portuguese, French, Italian, Dutch, German or Swedish), and the physician is more fluent in one of the other languages, with the stroke of one key by the physician, the entire patient record appears in the language of the physician’s choice.  The same simple key stroke or Amouse@ click process used by the patient allows the physician, or appropriate staff member, to select and document physical findings (normal and abnormal), assessments, tests, and treatment plan; to prescribe medications; to select patient education handout materials; and to specify follow-up instructions.

A permanent electronic record of the visit is thereby generated, and the need for dictation and transcription, with their associated costs, is virtually eliminated.  At the conclusion of the encounter, a final summary report of the visit, that includes the patient=s HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient=s file.  A copy of the documentation can be printed for the patient to keep in his or her own personal medical record.

CodeComplierJ

PrimeCare has also developed its ACodeComplierJ@, an application software program used in conjunction with its PrimeCareJ V9 and PrimeCareOnTheWeb (see below).  As each item of information is entered and collected by PrimeCare during the patient encounter, the CodeComplierJ organizes the data in the proper classification and, using the Centers for Medicare & Medicaid Services (ACMS@, formerly called, HCFA) Documentation Guidelines, automatically calculates the E&M code level, with full audit trail, used for determining the reimbursement level of Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit.  The process is intended to eliminate or reduce the time and effort that would otherwise be required by the physician or staff to complete this task.  CodeComplierJ is intended to help take the guesswork out of E&M and third party payer compliance.  CodeComplierJ is an integral part of PrimeCare=s PrimeCareJ V9.

PrimeCareOnTheWeb.com (the APCW Site@):

The PCW Site is a physician and patient interactive Web Site that: (i) uses PrimeCareJ V9=s questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, and the CodeComplierJ for real time calculation of E&M code; (ii) enables physicians to obtain their patient=s detailed HPI by having the patient answer questionnaires via the Internet without requiring physician or staff participation; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces a  comprehensive HPI that includes all of the Ayes@ answers, pertinent negatives, and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) provides protection for Internet communication and the confidentiality rights of every user through the use of identification (AID@) and password requirements and secure digital certificates (vii) encrypts all data for storage; (viii) creates a database for outcomes research; and (ix) automatically provides registered physicians individual Web sites on PrimeCare=s YourOwnDoctor.com.

YourOwnDoctor.com (the AYOD Site@):

The YOD Site is a web site created, owned, operated and maintained by PrimeCare that: (i) provides free individual Web sites for physicians, physician groups, and other health care providers who register for PrimeCareOnTheWeb; (ii) enables such physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialties, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patients to access and complete appropriate questionnaires; (v) provides direct link to YourOwnHealth.com for use by patients.

YourOwnHealth.com (the AYOH Site@):

The YOH Site is a free, online health and wellness Web site, designed to empower health care consumers to be better prepared for their next visit to the doctor.  The YOH Site (i) offers the AMedical Interview@ which: (a) enables visitors, securely and anonymously, to select and complete approximately 104 of the 280 questionnaires contained in PrimeCareJ V9; (b) generates and makes available to the visitor a detailed HPI report based upon  responses made; (c) permits the visitor to answer the questionnaires in either English or Spanish; (d) encrypts all medical data and uses digital certificates for Internet communication; (e) provides banner links to the YOD Site: (ii) provides the visitor with a AYourOwnHealth Notebook@ which: (a) is a secure depository for storage of personal and family medical data for registered members (AMembers@); (b) can be accessed only through the use of registered IDs and Passwords; (c) encrypts all medical data and uses digital certificates for Internet communication; (d) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (e) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record;

(iii) provides the AYourOwnHealth Reference@ which supports  health care consumer education material relating to diseases, disease management, medical procedures and prescription, and common over-the-counter medications, including drug interaction.

Sales and Marketing:

Potential Markets:

The potential principal markets for the PrimeCareJ V9 are health care providers, both national and local systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory/outpatient medical facilities, group practices and individual practitioners (collectively, AHealthcare Providers@).  PrimeCare intends to license PrimeCareJ V9 to Healthcare Providers and to organizations that will sub-license the software to other Healthcare Providers.

The Company believes that the revenue source with the greatest potential is through licensing PrimeCareJ V9 to health care providers, as a service, on a pay for use basis.  This marketing method ties the cost directly to use and eliminates a significant financial commitment, by the user, to purchase the software and then pay monthly maintenance charges for updates.

The Company intends to market PrimeCareJ V9 through: (a) a network of independent distributors (currently PrimeCare has one distributor in South America); (b) direct sales to large at-risk healthcare entities; and (c) private labeling opportunities.  To date the Company has only one active distributor (see Licensing Fees below).

PrimeCare intends to exhibit PrimeCareJ V9 at selected health care industry conventions as a component of the marketing and sales program at such time as its budget permits.

 Currently, the Company’s revenues from PrimeCare Version Nine are minimal and no assurances can be given that the marketing plan will succeed.  Currently, the principal sources of income from the Web sites are branding/advertising fees and commissions from product sales.  This income is directly related to the number of visitors to each site.

Licensing Fees:

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement, for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (“Telemédica@ or “Licensee”).  The Medical Director of Telemédica, a physician in Argentina, has been using PrimeCareJ Version Nine since November 2004.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Telemédica paid PrimeCare $60,000, and has agreed to fund the translation and internationalization of PrimeCareJ Version Nine in both Spanish and Portuguese, which when completed will be owned by PrimeCare.  The Spanish version was completed during the last quarter of 2005 and the Portuguese version has been completed, subject to physician review.  Telemédica will sub-license PrimeCareJ Version Nine to Health Care Providers in the Mercosur, and train them in its use.  In the event that the gross revenues derived by the Telemédica from sub-licensing the PrimeCareJ Version Nine system (APrimeCare V9@), are less than two million five hundred thousand U.S. dollars (US$2,500,000) for the third year of the Term of the agreement (as therein defined), or any year thereafter, the Agreement will become non-exclusive for the balance of the Term.  The license agreement provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.   PrimeCare will receive 25% of the first $400,000 of fees, which will enable Licensee to recover the $60,000 and translation costs, and thereafter, PrimeCare will receive 50% of fees in excess of $400,000.  The $60,000 we received and charged to deferred income will be recognized as income over the ten year term of the contract.  The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  Telemédica has obtained a contract for the use of PrimeCare Version 9 from the Province of Chubut.  The use of the PrimeCare System as a key component of the health care system of the

 Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at http://www.diariodemadryn.com/vernoti.php?ID=94173 in Spanish or our translation to English at PrimeCare’s Web site www.pcare.com.

Advertising Fees:

Advertising revenues are dependant upon the number of visitors that use PrimeCare=s Web sites.  PrimeCare believes that the use of PrimeCareJ V9 by licensees will increase awareness and use of PrimeCare=s Web sites, and thus, potentially, result in increased advertising fees.  To date, PrimeCare has received insignificant advertising fees.

Outcomes Research:

Potentially, PrimeCare could receive fees or grants for conducting outcomes research for pharmaceutical companies, teaching hospitals, governmental agencies and philanthropic organizations.  We anonymize, encrypt and store the data from both the completed diagnostic and follow-up questionnaires.  This potential, ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans and medications.  To date, PrimeCare has generated no fees for such research.  At the present time the data bases do not contain sufficient data in any specific area to effectively perform outcomes research.  Data has to be obtained from significant numbers of patients that have the same medical problem or complaint through completed diagnostic questionnaires.  Thereafter, these patients must complete follow-up questionnaires over a period of time forming a medical database that can be analyzed in various ways to determine the effectiveness of different treatment plans and medications.  This is a potential income source, which will come into being only after PrimeCare V9 becomes more widely used.

Competition:

PrimeCareJ V9 creates an electronic medical record documenting the patient-physician diagnostic and follow-up encounters.  There are more than 200 EHR (electronic health records) on the market today, according to the AFact Sheet@ of the Health Information Requests for Proposals, in the request for proposals of the Office of the National Coordinator for Health Information Technology of the Department of Health & Human Services, dated June 6, 2005, To date, market penetration by both PrimeCare and its competitors has been very small.  According to an article appearing in the May 23, 2005 edition of the Wall Street Journal entitled Software for ASymptoms@, which discusses the use of computers in medicine, the consensus is that no more than 2% of U.S. doctors use diagnostic software.  Based on this and other available information, PrimeCare does not believe that any competitor has a significant share of the market.

The article, ASoftware for Symptoms@, raises the question as to why diagnostic software has not found more of a market, stating that ASome doctors say it takes too much time to enter extensive patient data into some systems.@

Unlike some competitive EMRs or CPRs, PrimeCareJ V9 can actually reduce the physician’s time needed to collect and organize the patient-physician encounter documentation.  In particular, PrimeCareJ V9 incorporates an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient questionnaires for diagnostic and follow-up office visits.  During an office visit, the patient responds to the questionnaires prior to being seen by the physician, and without requiring physician time or staff presence.  When the questionnaire is completed, a preliminary diagnostic report is generated for physician review, prior to the face-to-face encounter with the patient.  This report contains all the patient=s Apositive@ answers, pertinent Anegative@ answers, and lists diagnostic possibilities in alphabetical order, together with those responses that gave rise to each diagnostic consideration.

The concept of using PrimeCareJ V9 to enable a physician to care for more patients per day, and provide off-site and telephonic medical services, while maintaining a high standard of care has been established at the Hampton Community Corrections Center and the Virginia Beach Correctional Center.  Both facilities are located in Virginia, where one physician is responsible for the heath care of an average yearly inmate population of more than 25,000.

PrimeCareJ V9 does not make any decisions.  It gathers, organizes, and prepares information for the physician to review, as an aid in making the correct diagnosis.  As the patient=s responses to questions are recorded, they are incorporated into the patient record, in real time, without additional effort required on the part of either physician or staff, and without requiring dictation and subsequent transcription.

Competitive systems, on the other hand, generally require that the physician personally elicit the clinical information needed to make the diagnosis directly from the patient and then the physician enters the data into that patient=s record.

PrimeCare has not identified any competitive patient management system which embodies the patient-centric, self-administered medical interview feature of PrimeCareJ V9.

While competitive systems seemingly increase the physician’s= workload, PrimeCareJ V9 reduces the time spent with the patient by the physician and staff.  The patient can answer the PrimeCareJ V9 questionnaires in the physician’s office or via the Internet from work or home, prior to arriving at his or her appointment, all without the participation of the physician or staff.

Government Regulation:

PrimeCare is operating in the medical field, which is subject to extensive federal, state and local regulations.  Neither PrimeCareJ V9, nor the CodeComplierJ require FDA filings or approval.  However, PrimeCareJ V9 must be, and is, compliant with the Health Insurance Portability Accountability Act (AHIPAA@) to enable physicians to use it.  HIPAA was enacted, in part, to establish national standards for electronic health care transactions, and it addresses the security and privacy of health data during electronic data interchange.  However, there can be no assurance that new laws will not be passed, or current regulations changed, the enactment of which could negatively effect, or prohibit, the marketability of PrimeCareJ V9.

Employees

The Company has eight employees including officers.  Three full time employees are non-salaried officers, four are full time salaried employees, and one is a paid part time employee.

Item 2.  Properties

The Company leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive office.  The lease bears an annual rental of $25,410 and expires on June 30, 2009.  The Company also leases approximately 3,634 square feet of office space in Newport News, VA.  The lease bears an annual rental $52,407 until it expires on May 31, 2009.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders:

None

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.

The Company's Common Stock was cleared for quotation on March 14, 2008 and was listed on March 17, 2008, for quotation, and is quoted, on the OTC Bulletin Board under the symbol PCYS.  The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated.  Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 2008

High

Low

3rd Quarter

.1000

.0100

4th Quarter

.1000

.0100

As of June 30, 2008 there were approximately 1,263 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name.  The closing bid price per share for the Common Stock on September 15, 2008 was $.03.

The Company has never paid cash dividends on its Common Stock.  Payment of dividends are within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.  At the present time, the Company's anticipated requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

On December 31, 2004, a majority of the shareholders of the Company authorized the amendment of the Certificate of Incorporation of the Company  to authorize the issue of one-hundred-ten-million (110,000,000) shares, divided into one-hundred-million (100,000,000) shares of Common Stock, par value one tenth cent ($.001) per share ( the "Common Stock") and ten-million (10,000,000) shares of Preferred Stock, par value one cent ($.01) per share ( the "Preferred Stock").  There may be more than one series of either or both of the Common Stock and/or  Preferred Stock; the Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to, or imposed upon, a wholly unissued class of  Common Stock and/or a wholly unissued class of  Preferred Stock.

On December 31, 2004, the Board of Directors of the Corporation authorized and directed the Officers of the Corporation to convert the currently issued and outstanding 5,000 shares of common stock, par value $.01 per share into 69,901,120 shares of the newly authorized common stock, par value $.001 per share, which is a conversion rate of 13,980.224 per share, after the amendment of December 31, 2004 becomes effective.

On March 21, 2005, a majority of the shareholders of the Company authorized the amendment of the Certificate of Incorporation of the Company  to authorize the issue of two-hundred-ten-million (210,000,000) shares, divided into two-hundred-million (200,000,000) shares of Common Stock, par value one tenth cent ($.001) per share ( the "Common Stock") and ten-million (10,000,000) shares of Preferred Stock, par value one cent ($.01) per share ( the "Preferred Stock").  There may be more than one series of either or both of the Common Stock and/or  Preferred Stock; the Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to, or imposed upon, a wholly unissued class of  Common Stock and/or a wholly unissued class of  Preferred Stock..

On January 17, 2006, pursuant to the authority vested in the Board of Directors of the Company, a series of Preferred Stock of the Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series A Preferred Stock, to consist of a maximum of 100,000 shares, par value $.01 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are convertible into Common Stock. The basis for such conversion shall be one hundred shares of Common Stock for each share of Series A Preferred Stock which is converted.; (2) The holders of shares of the Series A Preferred Stock shall have one hundred (100) votes per share held and shall have the right to vote for any purpose as the holders of the Corporation's Common Stock.; (3) The holders of shares shall be entitled to receive dividends, when and as declared by the Board of Directors, (i) dividends in cash at the annual rate of $0.60 per share, and (ii) in addition, when and as dividends are  declared by the Board of Directors on common shares, each share of Series A Preferred Stock shall receive 100 times the dividend paid per share of common stock.

During January 2006, PrimeCare issued 21,570 shares of Series A Preferred Stock in payment of $215,700 of promissory notes assumed from OCGT and 3,000 shares of Series A Preferred Stock in payment of $30,000 of loans payable.  The Preferred Shares are convertible into 2,457,000 shares of PrimeCare=s common stock, which is a conversion rate of $0.10 per share.  In reliance on Section 4(2) of the Act, the securities issued were deemed to be exempt from registration as transactions by an issuer not involving a public offering.  The Company made the determination that the five individuals to whom the shares were issued had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  In addition, they were all sophisticated investors with access to information about the company.  At the time of the transaction, each of the five individuals were shareholders of OCGT, will be shareholders of the Company upon distribution of the dividend, are accredited investors and possess knowledge and information about the Company normally provided in a prospectus.  A legend was placed on the stock certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

During the month of July 2006, PrimeCare completed a Private Offering of Series A Preferred Stock under which 40,000 shares were sold for $400,000 in cash or $10 per share.  These Preferred Shares are convertible into 4,000,000 shares of PrimeCare=s common stock, which is a conversion rate of $0.10 per common share.  The Series A Preferred Stock was issued in reliance on the exemption from registration pursuant to Rule 504 of Regulation D of the Act.  The issuances were made in a private transaction without means of any public solicitation.  No fee was paid to any underwriter, placement agent, or finder.  The sophisticated investor was given a private placement memorandum containing the kind of information normally provided in a prospectus and, in addition, was given complete access to any and all information about the company.  The purchaser represented in writing that it acquired the securities for its own account.  A legend was placed on the stock certificate stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

During September 2007, PrimeCare issued 3,000 shares of Series A Preferred Stock in payment of $15,000 of loans payable.  The Preferred Shares are convertible into 300,000 shares of PrimeCare=s common stock, which is a conversion rate of $0.05 per share.  In reliance on Section 4(2) of the Act, the securities issued were deemed to be exempt from registration as transactions by an issuer not involving a public offering.  The Company made the determination that the three individuals to whom the shares were issued had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  In addition, they were all sophisticated investors with access to information about the company.  At the time of the transaction, each of the five individuals were shareholders of OCGT, will be shareholders of the Company upon distribution of the dividend, are accredited investors and possess knowledge and information about the Company normally provided in a prospectus.  A legend was placed on the stock certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

During November 2005, PrimeCare issued warrants to purchase 14,466,262 shares of common stock (the “Warrants”); 4,327,206 Warrants are exercisable at $.02 per share; 4,925,000 Warrants are exercisable at $.05 per share; and 5,214,056 Warrants are exercisable at $.07 per share.  The Warrants may be exercised at any time, or from time to time, prior to November 17, 2008.  In compliance with FAS123R, the warrants were valued at $57,737 and that amount was charged to compensation.  The fair value was estimated using the Black-Scholes option pricing model.  The following table sets forth the purpose for which the Warrants were issued, the number of Warrants issued and the Black-Scholes option pricing.

Services	Warrants issued	Black-Sholes pricing
Sole and only compensation to some officers, directors and employees	5,690,000	$ 286,286
Sole payment for medical consultants	1,666,000	83,791
Sole payment for legal & accounting services	1,675,000	83,760
Additional compensation to certain research and development employees	1,065,000	53,696
As additional incentive for the purchase of stock	4,370,262	234,841
Total	14,466,262	$742,374

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

On or about November 1999, PrimeCare added a new business segment.  The Company began to manage a Web site for Denise Austin, a fitness expert.  The Company derived income from several sources, the sale of Denise Austin exercise videos and DVDs, commissions from the sale of other vendors exercise and fitness equipment and at times fees for advertising.  During December 2003, a new company became the Web site manager and converted to a paying membership Web site.  PrimeCare continued to manage the shopping cart which could be accessed by non-members.  During 2005, the site manager made changes to the site that made access to the shopping cart, run by PrimeCare, more difficult.  This resulted in a decrease in sales of exercise videos and DVDs, the primary revenue source for the Company.  After several months of discussion entry to the shopping cart was once again made direct.  In March of 2006, the manager of the Denise Austin Web site terminated the relationship with PrimeCare.  PrimeCare does not intend to restock its inventory and has terminated this business segment.  For the year ended June 30, 2005, the Company had its highest sales of $299,088 from the Denise Austin Web site, which dropped to $102,578 for the year ended June 30, 2006 to $872 for the year ended June 30, 2007and zero for the year ended June 30, 2008.  PrimeCare no longer has this revenue stream.

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

The Company’s Registration Statement became effective January 14, 2008.  As a result the Company will sustain immediate and recurring costs.  Initially, the Company will bear the costs of the Distribution of the shares and thereafter of being a publicly reporting company.  The initial cost of distribution, which will be done by our transfer agent, Registrar and Transfer Company, was approximately $8,000.  We estimate that we will incur annual fees to our transfer agent, the costs of an annual stockholder’s meeting and other stockholder communications of approximately $40,000 per year.  Since currently our annual financial statements are audited and certified and our quarterly financial statements are reviewed, we do not anticipate any increase in these costs.

Results of PrimeCare’s Operations for the year ended June 30, 2008, compared to the year ended June 30, 2007:

PrimeCare’s total revenue from continuing operations was $6,000 for the years ended June 30, 2008 and June 30, 2007.  The revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  During the year ended June 30, 2008 PrimeCare had no revenues from advertising on its Web sites compared to revenues of $120 from advertising on its Web sites for the year ended June 30, 2007.  PrimeCare had no revenues from discontinued operations for the year ended June 30, 2008 and sustained a loss of $1,633 for the year ended June 30, 2007 and will have no revenues from these operations in the future.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  During the year ended June 30, 2007, based on the estimated decrease of future cash flows resulting from the termination of the relationship with DenideAustin.com, management deemed it necessary to have an impairment charge to capitalized software costs in the amount of $15,943.  There was no impairment charge to capitalized software costs during the year ended June 30, 2008.

Research and development costs increased from $156,187 for the year ended June 30, 2007 to $181,115for the year ended June 30, 2008, an increase of $24,928.  The increases primarily resulted from increases in rent, Internet services and repairs and maintenance during the year ended June 30, 2008.

Selling, general and administrative costs were $104,715 for the year ended June 30, 2007 compared to $83,436 for the year ended June 30, 2008, a decrease of $21,279 primarily due to decreases of $26,040 in marketing expenses.

Amortization of capitalized software costs increased $17,222 from $32,086 for the year ended June 30, 2007 to $49,308 for the year ended June 30, 2008, as a result of the increase in gross capitalized software costs.

Liquidity and Capital Resources

Cash was $2,562 at June 30, 2008.  The Company has a $20,000 credit line from its bank, $3,300 of which was drawn down as of June 30, 2008.  In the past, PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off.  The Company has raised $400,000 in a private placement as previously discussed.

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of

 Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by Hospital Isola’s Director; Hospital Isola is the central hospital around which the North Sector is organized, the Director of the North Sector, and Chubut’s Secretary of Health.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at http://www.diariodemadryn.com/vernoti.php?ID=94173 in Spanish or our translation to English at PrimeCare’s Web site www.pcare.com.

The contract for the use of PrimeCare V9, as it currently reads, is a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract is not considered as a “final” contract.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in Chubut, Argentina); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this  is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).  Telemédica expects, though is not certain, that the Secretary of Health will grant a contract to integrate Chubut’s entire healthcare system for a fixed amount.  The contract would generate significant revenue. The province has already requested Telemédica draw up a budget.

Puerto Madryn, which is the North Sector's largest cities, has approximately 90,000 residents.  The sector's population represents between 15% and 20% of the province's population.  The PrimeCare System already has incorporated 60,000 North Sector electronic medical records; has been interfaced with its laboratory; and has been installed in Hospital Isola and four rural hospitals in the communities of Gan Gan, Telsen, Gastre, and Puerto Pirámides.

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

Chubut has a population in excess of 400,000.  Telemédica estimates that when the entire Provence of Chubut is using PrimeCare V9, it will generate significant income.

Telemédica anticipates that additional provinces of Argentina will commence using PrimeCare V9 in the near future and the Company’s revenues from such use will keep increasing.

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of June 30, 2008 the Company had cash balances of approximately $2,562 and had the availability of $16,700 of its line of credit in the amount of $20,000.  Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L., and PrimeCare’s President have verbally agreed to lend the Company up to $35,000 per month to cover the Company’s cash shortfalls until the Company generates sufficient cash flow from the Telemédica license or another customer.  Since January 1, 2007, the Company has received $525,000 in loans, with interest payable thereon at 6% per annum.  There can be no assurance that these loans will continue to be available.

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCare=s management believes that the Argentina License will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable

Currently, the Company has no material commitments for capital expenditures outstanding.

Item 7. Financial Statements

The following are included and filed under this Item and appear immediately following the signature page on page 21.

PAGE

Independent Auditors' Report

F-1

Consolidated Balance Sheet - June 30, 2008

F-2

Consolidated Statements of Operations -

Years ended June 30, 2008 and 2007

F-3

Consolidated Statements of Shareholders'

Equity - Years ended June 30, 2008 and 2007

F-4

Consolidated Statements of Cash Flows -

Years ended June 30, 2008 and 2007

F-5

Notes to Consolidated Financial Statements

F-7

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

As required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have not been any changes in our internal control over financial reporting during the fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8A(T). Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007.  We believe that internal control over financial reporting is effective.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 8B. Other Information.

None

PART III

Item 9.  Directors and Executive Officers of the Registrant.

     Our executive officers and directors are as follows:

Name

Age

Position

Edward C. Levine

81

Director and Treasurer

Robert A. Shiver

73

President and Director

Jeffrey P. Nelson

65

Vice President, Secretary and Director

W. Jordan Fitzhugh

62

Executive Vice President, Director

Jarema S. Rakoczy

64

Director

Directors are elected at the Annual Stockholder's meeting and serve until the next annual meeting.  Officers are elected by the Board of Directors.  There are no agreements with respect to the election of Directors.  PrimeCare Systems, Inc. has no formal policy to compensate Directors for service on the Board of Directors or any committee thereof.  PrimeCare Systems, Inc. does not have any standing committees.

No Director, officer, affiliate or promoter of PrimeCare Systems, Inc. has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of the affairs of PrimeCare Systems, Inc.  Present management openly accepts and appreciates any input or suggestions from stockholders.  However, the Board is elected by the Stockholders and the Stockholders have the ultimate say in who represents them on the Board.  There are no agreements or understandings for any officer or Director to resign at the request of another person and none of the current offers or Directors are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Edward C. Levine has been a Director of PrimeCare and the Chairman of the Board since 1994, and was President of PrimeCare until August 22, 2005.  Since 1974, Mr. Levine was a Director and President of OCGT until his resignations from both positions on December 31, 2005.  Mr. Levine is a member of the Bar of the State of New York...

Robert A. Shiver has been a Director of PrimeCare, and it=s President, since August 22, 2005.  Mr. Shiver was a career officer in the US Air Force, and retired as a Colonel.  Before retirement, he had served in positions with the U.S. Air Force Intelligence Staff, the Defense Intelligence Agency, the National Security Agency and the Office of the Director of the Central Intelligence.  Since 1987, Colonel Shiver has served as finance officer of Sundog Productions LLC, a manufacturing business with manufacturing facilities in Virginia and Guatemala.  Colonel Shiver received an MBA from George Washington University

Jeffrey P. Nelson has served as a Director of PrimeCare since November 1994, as its Secretary since June 1994, and as a Vice President since November 1997.  Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990.  Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.  He was also a Director, Vice President and Secretary of OCGT until his resignation from all positions on December 31, 2005.

W. Jordan Fitzhugh has served as Executive Vice President and Chief Operating Officer of PrimeCare since May, 1994.  Mr. Fitzhugh holds a B.S. degree in Applied Mathematics from Washington University (St. Louis) and a M.S. degree in Computer Science from The College of William and Mary.  He has completed doctoral level work in Computer Science at The College of William and Mary.  Following retirement after a 20 year career in the USAF, Mr. Fitzhugh worked as a systems analyst for BDM and later for American Power Jet before becoming one of the founding members and first President of Medical Practice Technology Associates, the predecessor company to PrimeCare.

Jarema S. Rakoczy has served as a Director of PrimeCare since December 24, 2005.  Mr. Rakoczy has been self-employed as a sales and marketing consultant since May of 1989.  He served as Eastern Manager at Hittman Medical Systems from September 1980 to December 1982; as Regional Sales Manager at American Optical Medical Division from February 1976 to September 1980; and as Vice President at Pratt Electronics from June 1968 to November 1974.  Mr. Rakoczy was also a Director of OCGT until his resignation as such on December 31, 2005.

Item 10. Executive Compensation

Compensation of Directors

There are no standard or other arrangements for compensating Directors.  Directors serve without compensation.

All of PrimeCare=s employees, including its executive officers, are employed at will, and none of PrimeCare=s employees has entered into an employment agreement with PrimeCare.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from PrimeCare with respect to any Director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with PrimeCare, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of PrimeCare.

Compensation of Officers

The following table presents certain specific information regarding the compensation of the President of PrimeCare who received no other compensation than the compensation set forth in the following tables.  No Officer of PrimeCare had total salary, bonus or other compensation exceeding $100,000.

Name and Principal Position	Year	Annual Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)1	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Shiver	2007	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
President	2006	0	0	0	0	0	0	0	0

Edward C. Levine	2007
President (ret)	2006	0	0	0	10,673	0	0	0	10,673

(1)

The following assumptions were made in connection with the determination of the fair value of the options as of the grant date pursuant to FAS 123R: (a) the value of the PrimeCare common stock per share was based on the difference between OCGT’s closing price immediately before the spin-off and immediately after the spin-off for the market value required by Black-Sholes formula; and (b) OCGT’s volatility of 201% was used.

 Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Under Unexercised Options (1) (#) Exercisable	Number of Securities Under Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Edward C. Levine Edward C. Levine	1,500,000 1,250,000	0 0	$0.05 $0.07	11/16/08 11/16/08
W. Jordan Fitzhugh	235,000	0	$0.07	11/16/08
W. Jordan Fitzhugh	300,000	0	$0.05	11/16/08
Jeffrey P. Nelson	1,000,000	0	$0.07	11/16/08
Jeffrey P. Nelson	1,500,000	0	$0.05	11/16/08
Robert A. Shiver	- 0 -	0	$0.00	--

   __________________________

Notes

:  (1) These warrants were issued on November 17, 2005.  The following assumptions were m ade in connection with the determination of the fair value of the options as of the grant date pursuant to FAS 123R: (a)  the value of the PrimeCare common stock per share was based on the difference between OCGT’s closing price immediately before the spin-off and immediately after the spin-off for the market value required by Black-Sholes formula; and (b) OCGT’s volatility of 201% was used.

Board Committees

Audit Committee. We intend to establish an audit committee of the Board of Directors by the end of 2008, which will consist of soon-to-be-nominated independent directors.  The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.  We intend to establish a compensation committee of the Board of Directors by the end of 2008.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Presently, 100% of the Company’s common stock is being held for distribution as a dividend.  Based on the dividend distribution of the Company’s shares by OCG Technology, Inc., each stockholder of OCG Technology, Inc. at the close of business on December 29, 2005, will be entitled to receive one share of the common stock of PrimeCare Systems, Inc. for each share of OCG Technology, Inc. owned.  Accordingly, following the spin-off, PrimeCare Systems, Inc. will have approximately 69,901,120 shares of common stock outstanding.  The following table sets forth information, to the best of our knowledge, with respect to each person known by us that will own beneficially more than 5% of the outstanding common stock following completion of the distribution, as well as each Director and all Directors and officers as a group.

Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Edward C. Levine 56 Harrison Street New Rochelle, NY 10801	3,288,826 – direct	4.32%
Common	Jeffrey P. Nelson 56 Harrison Street New Rochelle, NY 10801	3,078,800 – direct	4.04%
Common	W. Jordan Fitzhugh 610 Thimble Shoals Blvd. Newport News, VA 23606	1,130,000 – direct	1.48%
Common	Jarema S. Rakoczy 56 Harrison Street New Rochelle, NY 10801	799,600 – direct	1.05%
Common	Robert A. Shiver 610 Thimble Shoals Blvd. Newport News, VA 23606	60,000 – jointly	.08%
Common	All directors and officers as a group (5 Persons)	8,357,226 - direct	10.98%

The 60,000 shares listed above for Robert A. Shiver are jointly owned with his son.

Included in the above schedule are warrants held by officers and directors to purchase shares of PrimeCare’s common stock, as follows:

Edward C. Levine  B  warrants to purchase 2,750,000 shares;

Jeffrey P. Nelson  B  warrants to purchase 2,500,000 shares;

W. Jordan Fitzhugh  B  warrants to purchase 535,000 shares; and

Jarema S. Rakoczy  B  warrants to purchase 440,000 shares.

All of the above warrants were issued during November 2005 and are part of the warrants discussion in MANAGEMENT’S DISCUSSION under Results of PrimeCare=s Operations for the year ended June 30, 2006, compared to the year ended June 30, 2005 and are the warrants set forth in the above tables relating to Officers Compensation in the MANAGEMENT section

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 19, 2005, OCG Technology, Inc. (AOCGT@), our parent and sole shareholder as of that date, entered into a Distribution Agreement with us, PrimeCare Systems, Inc., in anticipation of the closing of a Share Purchase Agreement (the AShare Purchase@), dated December 19, 2005, between OCGT and Bobby Vavithis (AVavithis@), which transaction was closed on or about December 31, 2005.

During the quarter ending September 30, 2005, we entered into a ten year license agreement with TelemédicaSRL, a company based in Argentina.  Telemedicine International LLC (“TILLC”), formerly known as Nebbe Enterprises, LLC, is a majority shareholder of Telemédica SRL.  Dennis Nebbe and Nathan Nebbe, both shareholders of our Company, are partners in TILLC.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid us $60,000 and has agreed to fund the translation and internationalization of PrimeCareJ Version Nine in both Spanish and Portuguese.  The Spanish version has been completed.  The Licensee will sub-license PrimeCareJ Version Nine to health care providers in the Mercosur and train them in its use.  In the event that the gross revenues derived by Licensee from sub licensing PrimeCareJ Version Nine, are less than two million five hundred thousand U.S. dollars (US$2,500,000) for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term.  Although, the license agreement provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, PrimeCare has agreed that it will change the basis for charging fees to the end user.  The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  The Licensee began installation and training of PrimeCareJ Version Nine in Argentina.  Dennis Nebbe owns 1.07% of PrimeCare and Nathan Nebbe, a son of Dennis Nebbe.  Owns 1.09% of PrimeCare.

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report.

(a) The following exhibits are filed with this Registration Statement:

Exhibit No.

Exhibit Name

*

3.1(a)

Certificate of Incorporation of Registrant filed May 2, 1994

*

3.1(b)

Certificate of Amendment of Certificate of Incorporation filed January 10, 2005

*

3.1(c)

Certificate of Amendment of Certificate of Incorporation filed March 24, 2005

*

3.2

By-Laws

*

 4.1

Instrument defining rights of holders (See Exhibits Nos.  3.1(a) and 3.1(c), Certificate of        Amendment of Certificate of Incorporation), Certificate of Designation Creating Series A Preferred Stock of PrimeCare Systems, Inc

*

4.2

 Form of Stock Purchase Warrant

*

5.1

Opinion of Wynne B. Stern, Jr., Attorney at Law, regarding legality of securities being    \registered

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

Agency Agreement, dated as of December 31, 2005

*

10.6

Escrow Agreement, dated as of December 29, 2005

*

10.7

Bank Creditline, dated August 21, 2001

*

23.1

Consent of Michael T. Studer CPA P.C.

*

23.2

Consent of Wynne B. Stern, Jr., Attorney at Law (included as part of Exhibit 5.1)

31.1

Certification Pursuant To Section 302(A) Of the Sarbanes-Oxley Act Of 2002

31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

*

Incorporated by reference to Form SB -2, as amended, filed September 29, 2006

Item 14. Principal Accounting Fees and Services

Michael T. Studer CPA P.C. has served as our principal accountant since August 9, 2006 and audited our consolidated financial statements for the years ended June 30, 2006, June 30, 2007 and June 30, 2008.  Fees billed for professional services provided to our Company by this firm for the fiscal years ended June 30, 2008 and 2007 were.

	2008	2007
Type of Services Rendered	Fiscal Year	Fiscal Year
(a) Audit Fees	$ 26,500	$ 26,500
(b) Audit-Related Fees	$Nil	$Nil
(c) Tax Fees	$Nil	$Nil
(d) All Other Fees	$Nil	$Nil

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By: /s/ Robert A. Shiver

          Robert A. Shiver, President

By: /s/ Edward C. Levine

Dated: October 8, 2008

           Edward C. Levine, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert A. Shiver

President and Director

October 8, 2008

/s/ Edward C. Levine

 Treasurer and Director

October 8, 2008

  Edward C. Levine

(Principal Financial Officer)

/s/ Jeffrey P. Nelson

Executive Vice President

October 8, 2008

and Director

/s/ W. Jordan Fitzhugh

Executive Vice President

October 8, 2008

and Director

/s/ Jarema S. Rakoczy

Director

October 8, 2008

  Jarema S. Rakoczy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeCare Systems, Inc.

I have audited the accompanying balance sheets of PrimeCare Systems, Inc. (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York

October 6, 2008

PrimeCare Systems, Inc.

Balance Sheets

	June 30,
	2008	2007
Assets
Current assets:
Cash	$ 2,562	$ 29,701
Loan receivable	10,350	10,350
Prepaid expenses	-	3,999
Total current assets	12,912	44,050

Other assets:
Property and equipment, net of accumulated depreciation of $117,080 and $109,153, respectively	21,805	8,189
Capitalized software costs, net of accumulated amortization of $93,376 and $44,071, respectively	247,518	180,653
Other assets	4,972	4,972
Total Assets	$ 287,207	$ 237,864

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 15,933	$ 16,616
Notes payable – current portion	3,300	--
Deferred income – current portion	6,000	6,000
Total current liabilities	25,233	22,616
Notes payable – non-current portion	525,000	175,000
Accrued interest payable—non-current portion	21,518	--
Deferred income – long term portion	37,500	43,500
Total liabilities	609,251	241,116

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 67,570 and 64,570 shares, respectively	676	646
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 69,901,120 and 69,901,120 shares, respectively	69,901	69,901
Additional paid-in capital	8,856,842	8,841,872
Accumulated deficit	(9,249,463)	(8,915,671)
Total stockholders’ equity	(322,044)	(3,252)
Total liabilities and stockholders’ equity	$ 287,207	$ 237,864

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Year Ended June 30,
	2008	2007

Revenues:
Software license fees	$ 6,000	$ 6,000
Sales commissions	-	120

Total revenues	6,000	6,120

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	49,308	32,086
Impairment of capitalized software costs	-	20,157

Total costs of revenues	49,308	52,243

Research and development	181,115	156,187
Selling, general and administrative	83,436	104,715
Depreciation	7,927	7,588

Total operating costs and expenses	321,786	320,733

Operating loss	(315,786)	(314,613)

Interest income	546	2,291
Interest expense	(18,552)	(3,659)

Net loss from continuing operations	(333,792)	(315,981)

Income (loss) from discontinued operations	-	(1,633)

Net loss	(333,792)	$ (317,614)

Income(loss) per common share, basic and diluted:
Continuing operations	$ (.00)	$ (.00)
Discontinued operations	-	(.00)
Total	$ (.00)	$ (00)

Weighted average number of common shares Outstanding, basic and diluted	69,901,120	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Changes in Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2006	62,070	621	69,901,120	69,901	8,816,897	(8,598,057)	289,362

Sale of Series A preferred stock in July 2006	2,500	25	–	–	24,975	–	25,000

Net loss	–	–	–	–	–	(317,614)	(317,614)

Balances,June 30, 2007	64,570	646	69,901,120	69,901	8,841,872	(8,915,671)	(3,252)
Sale of Series A preferred stock in August 2007	3,000	30	--	--	14,970	--	15,000
Net loss	--	--	--	--	--	(333,792)	(333,792)

Balances,June 30, 2008	67,570	$ 676	69,901,120	$ 69,901	$ 8,856,842	$(9,249,463)	$ (322,044)

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$ (333,792)	$ (317,614)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation of property and equipment	7,927	7,588
Amortization of capitalized software costs	49,308	32,086
Impairment of capitalized software costs	-	20,157
Changes in operating assets and liabilities:
Loan receivable	-	(1,350)
Inventory	-	2,405
Prepaid expenses	3,999	(3,999)
Accounts payable and accrued expenses	20,835	(17,303)
Deferred income	(6,000)	(6,000)

Net cash provided by (used in ) operating activities	(257,723)	(284,030)

Cash flows from investing activities:
Additions to property and equipment	(21,543)	(10,886)
Additions to capitalized software costs	(116,173)	(103,520)
Net cash used in investing activities	(137,716)	(114,406)

Cash flows from financing activities:
Net proceeds from (repayment of) note payable-bank	3,300	(19,190)
Proceeds from notes payable	350,000	175,000
Proceeds from sale of Series A preferred stock	15,000	25,000

Net cash provided by (used in) financing activities	368,300	180,810

Net increase (decrease) in cash	(27,139)	(217,626)

Cash, beginning of period	29,701	247,327

Cash, end of period	$ 2,562	$ 29,701

Supplemental disclosures of cash flow information:
Interest paid	$ 7,563	$ 690
Income taxes paid	$ -	$ –

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business - PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.  Through March 2006 (see note 7), PrimeCare sold Denise Austin health and fitness video products from an online shopping cart linked to the Denise Austin Web site.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net loss.

Use of Estimates - In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses in the statements of operations, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying values of the Company’s financial instruments, consisting of cash, loan receivable, accounts payable and accrued expenses, and notes payable, approximate their fair values based upon their short term nature or based upon currently available interest rates of similar instruments available with similar interest rates.

Cash and Cash Equivalents - For purposes of the statement of cash flows, PrimeCare considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Capitalized Software Costs  - PrimeCare accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”).  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  PrimeCare believes that it’s PrimeCareJ Patient Management System Version Nine (“PrimeCareJ V9”) has attained technological feasibility and thus has been capitalizing the related costs of its development.  The Company amortizes such costs using the straight-line method over the estimated five year economic life of the asset.  Other research and development costs are expensed as incurred.

Impairment of Long-Lived Assets. - PrimeCare accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and capitalized software costs, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition - During the periods presented, the Company had three sources of revenue: (1) sale of inventoried merchandise; (2) commissions received from vendors who link to our Web sites; and (3) software license fees.  In March 2006 (see note 8), the Company discontinued the business relating to the sale of inventoried merchandise.

The Company acts as a commissioned broker by displaying a vendor’s products on the Company’s Web sites.  When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller.  The Company receives a commission on such sale after it is consummated.  When the Company is paid, it reports the “commissions” on a “net” basis in compliance with IETF 99-19.  The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold.  The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale.  At that time the Company reports the revenue on a “net” basis.

The Company accounts for software license fees in accordance with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor=s fee is fixed or determinable; and (d) collectibility is probable.

Stock based compensation - The Company accounts for stock based compensation to employees and others under SFAS nos. 123 and 123R.  The Company does not have an employee stock option plan.

Income Taxes - PrimeCare applies the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be settled or recovered.

Per Share Data - Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per share is the same as basic loss per share because inclusion of the common stock equivalents, consisting of the Series A Preferred Stock and the outstanding warrants, would have been anti-dilutive.

Recently issued accounting pronouncements - PrimeCare does not expect the adoption of recently issued accounting pronouncements to have a significant impact on PrimeCare’s results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At June 30, 2008, PrimeCare had negative working capital of $12,321 and a stockholders’ deficiency of $322,044.  For the years ended June 30, 2008 and 2007, PrimeCare incurred losses from continuing operations of $ 333,792 and $315,981, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

                                                                                                                                    June 30

	2008	2007
Due bank under $20,000 revolving line of credit, interest payable monthly at bank=s prime rate
plus 3%, secured by the personal guarantee of officer	$ 3,300	$ -

Due officer, interest at 6%, interest and balance due on December 31, 2009	230,000	20,000

Due Telemedicine International LLC, interest at 6%,
interest and balance due on December 31, 2009	295,000	155,000

Total	528,300	175.000
Current portion of notes payable	(3,300)	-
Non-current portion of notes payable	$ 525,000	$ 175,000

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

The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  Before amendment, the agreement provided that the Licensee shall pay PrimeCare, as a license fee, an amount equal to 50% of the gross fees charged by Licensee to each and every sub-licensee for use of PrimeCare V9. However, during the first three years of the agreement, or until the gross revenues of Licensee derived from sub-licensees exceeds $400,000, whichever occurs first, Licensee will pay PrimeCare a license fee equal to 25% of the gross fees charged by Licensee.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the year ended June 30, 2007, the Company issued a total of 2,500 shares of Series A Preferred Sock in consideration of $25,000 in cash.  During the year ended June 30, 2008, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.

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

NOTE 6 - WARRANTS

At June 30, 2008, warrants consist of:

Expiration

Exercise

Number of

Grant Date

    Date

   Price

  Warrants

     November 17, 2005

     November 17, 2008

  $ .02

4,327,206

     November 17, 2005

     November 17, 2008

     .05

4,925,000

     November 17, 2005

     November 17, 2008

     .07

5,214.056

Total

            14,466,262

In the years ended June 30, 2008 and June 30, 2007, no options or warrants were granted, exercised, forfeited, or expired.  At June 30, 2008 and 2007, there were 14,466,262 warrants outstanding and exercisable with a weighted-average exercise price of $.0482 per warrant.  The weighted-average grant-date fair value of these warrants was $.0513 per warrant.

NOTE 7 - DISCONTINUED OPERATIONS

In March 2006, the operator of the Denise Austin Web site terminated its marketing relationship with PrimeCare and removed its Web site link to our online ”shopping cart”.  As a result, the Company decided not to purchase any additional inventory.

Income (loss) from discontinued operations consisted of:

Year Ended June 30,

2008	2007

Sales of merchandise	$ --	$ 872
Cost of sales	--	400
Gross margin	--	472
Marketing expense	--	2,105
Income (loss) from discontinued operations	$.........--	($ 1,633)

NOTE 8 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.  Based on management=s assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forward will be realized, Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carry forward of approximately $5,300,000 at June 30, 2008 expires in varying amounts from the year 2009 to year 2028.

Current tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 9 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the years ended June 30, 2008 and 2007, rent expense pursuant to such operating leases was $75,452 and $67,909, respectively.  At June 30, 2008, the future minimum lease payments under non-cancelable operating leases were $77,817.

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PrimeCare Systems, Inc. for the year ending June 30, 2008;

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

Date: October 8, 2008

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PrimeCare Systems, Inc. for the year ending June 30, 2008;

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

Date: October 8, 2008

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

The Annual Report on Form 10-KSB for the year ended June 30, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 8, 2008

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

The Annual Report on Form 10-KSB for the period ended June30, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 8, 2008

By:  /s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer