Form 10-Q
period 2008-09-30
PrimeCare Systems, Inc.
filed 2008-11-03
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     (914) 576- 8457

(Issuer's telephone number)

___________________________________________________________

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

                     Class                                                                   Shares Outstanding at October 31, 2008

Common Stock ($.001 par value)

81,101,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008

F-1

Statements of Operations for the three months ended September 30, 2008 and

 2007 (unaudited)

F-2

Statements of Cash Flows for the three months ended September 30, 2008 and

 2007 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

    8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    8

Item 6.   Exhibits and Reports on Form 8-K

    8

PrimeCare Systems, Inc.

Balance Sheets

	September 30	June 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash	$ 2,208	$ 2,562
Loan receivable	10,350	10,350

Total current assets	12,558	12,912

Other assets:
Property and equipment, net of accumulated depreciation of $119,263 and $117,080, respectively	22,170	21,805
Capitalized software costs, net of accumulated amortization of $110,421 and $93,376, respectively	264,999	247,518
Other assets	4,972	4,972
Total Assets	$ 304,699	$ 287,207

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 14,554	$ 15,933
Notes payable – current position	10,300	3,300
Deferred income – current portion	51,000	6,000
Total current liabilities	75,854	25,233
Notes payable – non-current portion	-	525,000
Accrued interest payable	-	21,518
Deferred income – long term portion	36,000	37,500
Total liabilities	111,854	609,351

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 67,570 and 67,570, respectively	676	676
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 81,101,120 and 69,901,120 shares, respectively	81,101	69,901
Additional paid-in capital	9,438,641	8,856,842
Accumulated deficit	(9,327,573)	(9,249,463)
Total stockholders’ equity	192,845	(322,044)
Total liabilities and stockholders’ equity	$ 304,699	$ 287,207

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended September 30,
	2008 2007 _ (Unaudited) (Unaudited)

Revenues:
Software license fees	$ 26,500	$ 1,500

Total revenues	26,500	1,500

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	17,045	7,275

Total costs of revenues	17,045	7,275

Research and development	48,201	38,498

Selling, general and administrative	25,655	21,353
Depreciation	2,183	1,714

Total operating costs and expenses	93,084	68,840

Operating loss	(66,584)	(67,340)

Interest income	19	231
Interest expense	(11,545)	(3,366)

Net loss	$ (78,110)	$ (70,475)

Income(loss) per common share, basic and diluted:	$ (.00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	70,022,859	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Three Months Ended September 30,
	2008	2007
	(Unaudited) (Unaudited)
Cash flow from operating activities:
Net loss	$ (78,110)	$ (70,475)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation of property and equipment	2,183	1,714
Amortization of capitalized software costs	17,045	7,275
Changes in operating assets and liabilities:
Prepaid expenses		3,999
Accounts payable and accrued expenses	10,102	3,303
Deferred income	43,500	(1,500)

Net cash provided by (used in) operating activities	(5,280)	(55,684)

Cash flows from investing activities:
Additions to property and equipment	(2,548)	(9,024)
Additions to capitalized software costs	(34,526)	(28,354)
Net cash used in investing activities	(37,074)	(37,378)

Cash flows from financing activities:

Proceeds from notes payable	42,000	70,000
Proceeds from sale of Series A preferred stock	-	15,000
Net cash provided by (used in) financing activities	42,000	85,000

Net increase (decrease) in cash	(354)	(8,062)

Cash, beginning of period	2,562	29,701

Cash, end of period	$ 2,208	$ 21,639

Supplemental disclosures of cash flow information:
Interest paid	$ 64	$ 1,090
Income taxes paid	$ --	$ –

Non-cash financing activities:

Issuance of 11,200,000 shares of common stock in satisfaction of

$560,000 notes payable and $32,999 accrued interest payable                    $  592,999                  $              --

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At September 30, 2008 (unaudited), PrimeCare had negative working capital and stockholders’ equity of $63,296 and $192,845, respectively.  Further PrimeCare incurred losses from continuing operations for the three months ended September 30, 2008 and for the year ended June 30, 2008 of $78,110 (unaudited) and $333,792, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three months ended September 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30. 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our Form 10-KSB filed with the Securities and Exchange Commission on October 9, 2008.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	September 30, 2008 (unaudited)	June 30, 2008
Due bank under $20,000 revolving line of credit, interest payable monthly, at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ 10,300	$ 3,300
Due officer, interest at 6%, interest and balance due on December 31, 2009	-	230,000
Due Telemedicine International LLC, interest at 6%, interest and
balance due on December 31, 2009	-	295,000
Total	10,300	528.300
Current portion of notes payable	(10,300)	(3,300)
Non-current portion of notes payable	$ -	$ 525,000

Effective September 30, 2008, the notes due to the officer and Telemedicine International LLC and accrued interest thereon were satisfied in full through the issuance of the Company’s common stock (see Note 5 - Stockholders’ Equity).

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

The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  During the quarter ended September 30, 2008, Telemédica paid the Company $70,000 of which $25,000 was recorded as software license fees revenue and $45,000 was recorded as Deferred income – current portion.

NOTE 5 - STOCKHOLDERS’ EQUITY

Effective September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $32,999.

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

NOTE 6 - WARRANTS

At September 30, 2008 (unaudited) and June 30, 2008, warrants consist of:

Grant Date	Expiration Date	Exercise Price	Number of Warrants
November 17, 2005	November 17, 2008	$0.02	4,327,206
November 17, 2005	November 17, 2008	$0.05	4,925,000
November 17, 2005	November 17, 2008	$0.07	5,214.056
Total			14,466,262

From November 18, 2005 to September 30, 2008, no options or warrants were granted, exercised, forfeited, or expired.  At September 30, 2008 (unaudited) and June 30, 2008, there were 14,466,262 warrants outstanding and exercisable with a weighted-average exercise price of $.0482 per warrant.  The weighted-average grant-date fair value of these warrants was $.0513 per warrant.

NOTE 7 - INCOME TAXES

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

NOTE 8 - COMMITMENTS

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $32,999.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

Results of PrimeCare’s Operations for the three months ended September 30, 2008, compared to the three months ended September 30, 2007:

PrimeCare’s total revenue from continuing operations was $26,500 for the three months ended September 30, 2008 compared to $1,500 for the three months ended September 30, 2007.  $1,500 of the revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years and $25,000 of the revenues for the three months ended September 30, 2008 were from the minimum annual royalty payment from Telemedica.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  There was no impairment charge to capitalized software costs during the three months ended September 30, 2008 or 2007.

Research and development costs increased from $38,498 for the three months ended September 30, 2007 to $48,201for the three months ended September 30, 2008, an increase of $9,703.  The increase primarily resulted from increases in salaries, rent, Internet services and repairs and maintenance during the three months ended September 30, 2008.

Selling, general and administrative costs were $21,353 for the three months ended September 30, 2007 compared to $25,655 for the three months ended September 30, 2008, an increase of $4,302 primarily due to increases in professional fees.

Amortization of capitalized software costs increased $9,770 from $7,275 for the three months ended September 30, 2007 to $17,045 for the three months ended September 30, 2008, as a result of the increase in gross capitalized software costs.

Liquidity and Capital Resources

Cash was $2,208 at September 30, 2008.  The Company has a $20,000 credit line from its bank, $10,300 of which was drawn down as of September 30, 2008.  In the past, PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off.  The Company has raised $400,000 in a private placement and has retired debt through the issuance of shares of stock as previously discussed.

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of  Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by Hospital Isola’s Director; Hospital Isola is the central hospital around which the North Sector is organized, the Director of the North Sector, and Chubut’s Secretary of Health.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at PrimeCare’s Web site www.pcare.com for  our translation to English or at http://www.diariodemadryn.com/vernoti.php?ID=94173 in Spanish.

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

Puerto Madryn, which is the North Sector's largest city, has approximately 90,000 residents.  The sector's population represents between 15% and 20% of the province's population.  The PrimeCare System already has incorporated 60,000 North Sector electronic medical records; has been interfaced with its laboratory; and has been installed in Hospital Isola and four rural hospitals in the communities of Gan Gan, Telsen, Gastre, and Puerto Pirámides.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of September 30, 2008 the Company had cash balances of approximately $2,208 and had the availability of $9,700 of its line of credit in the amount of $20,000.  The Company has been advised by holders of the 4,327,206 Warrants exercisable at $.02 per share, that the Warrants will be exercised before November 10, 2008, which would generate approximately $86,000.  Since September 30, 2008 the Company has received $20,000 for the exercise of these Warrants.  In addition,Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L., and PrimeCare’s President have verbally agreed to lend the Company up to $35,000 per month, if needed, to cover the Company’s cash shortfalls until the Company generates sufficient cash flow from the Telemédica license or another customer.  Since January 1, 2007, the Company has received $560,000 in loans, with interest payable thereon at 6% per annum,

 which loans were repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available.

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account, of which $9,700 is was available as of September 30, 2008..  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full payment of $560,000 of notes payable plus accrued interest of $33,000 or approximately $0.05 per share. The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

DATED: October 31, 2008

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimeCare Systems, Inc. for the period ending September 30, 2008;

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

Date: Date: October 31, 2008

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimeCare Systems, Inc. for the period ending September 30, 2008;

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

Date: Date: October 31, 2008

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

The Quarterly Report on Form 10-QSB for the period ended September 30, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 31, 2008

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

The Quarterly Report on Form 10-QSB for the period ended September 30, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 31, 2008

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer