Form 10-Q
period 2008-12-31
PrimeCare Systems, Inc.
filed 2009-02-13
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

                     Class                                                           Shares Outstanding at December 31, 2008

Common Stock ($.001 par value)

84,201,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008

F-1

Statements of Operations for the three and six months ended December 31, 2008 and

 2007 (unaudited)

F-2

Statements of Cash Flows for the three and six months ended December 31, 2008 and

 2007 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     7

Item 6.   Exhibits and Reports on Form 8-K

     8

PrimeCare Systems, Inc.

Balance Sheets

	December 31	June 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash	$ 6,419	$ 2,562
Loan receivable	10,350	10,350

Total current assets	16,769	12,912

Other assets:
Property and equipment, net of accumulated depreciation of $121,635 and $117,080, respectively	20,045	21,805
Capitalized software costs, net of accumulated amortization of $129,192 and $93,376, respectively	276,129	247,518
Other assets	4,972	4,972
Total Assets	$ 317,915	$ 287,207

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 8,140	$ 15,933
Notes payable – current portion	1,887	3,300
Deferred income – current portion	26,000	6,000
Total current liabilities	36,027	25,233
Notes payable – non-current portion	52,000	525,000
Accrued interest payable	180	21,518
Deferred income – long term portion	34,500	37,500
Total liabilities	122,707	609,351

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 67,570 and 67,570, respectively	676	676
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 84,201,120 and 69,901,120 shares, respectively	84,201	69,901
Additional paid-in capital	9,497,541	8,856,842
Accumulated deficit	(9,387,210)	(9,249,463)
Total stockholders’ equity	195,208	(322,044)
Total liabilities and stockholders’ equity	$ 317,915	$ 287,207

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2008 2007 (Unaudited) (Unaudited)		2008 2007 (Unaudited) (Unaudited)

Revenues:
Software license fees	$ 26,500	$ 1,500	$ 53,000	$ 3,000
Sales commissions	102	--	102	--

Total revenues	26,602	1,500	53,102	3,000

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	18,771	12,654	35,816	19,929

Total costs of revenues	18,771	12,654	35,816	19,929

Research and development	47,021	50,080	95,222	88,578

Selling, general and administrative	17,902	23,839	43,557	45,192
Depreciation	2,372	1,929	4,555	3,643

Total operating costs and expenses	86,066	88,502	179,150	157,342

Operating loss	(59,464)	(87,002)	(126,048)	(154,342)

Interest income	7	90	26	321
Interest expense	(180)	(4,577)	(11,725)	(7,943)

Net loss	(59,637)	(91,489)	(137,747)	(161,964)

Income(loss) per common share, basic and diluted:	$ (.00)	$ (.00)	$ (00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	82,701,120	69,901,120	76,361,990	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Six Months Ended December 31,
	2008	2007
	(Unaudited) (Unaudited)
Cash flow from operating activities:
Net loss	$ (137,747)	$ (161,964)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation of property and equipment	4,555	3,643
Amortization of capitalized software costs	35,816	19,929
Changes in operating assets and liabilities:
Prepaid expenses	--	3,999
Accounts payable and accrued expenses	3,868	7,812
Deferred income	17,000	(3,000)

Net cash provided by (used in) operating activities	(76,508)	(129,581)

Cash flows from investing activities:
Additions to property and equipment	(2,795)	(17,363)
Additions to capitalized software costs	(64,427)	(54,049)
Net cash used in investing activities	(67,222)	(71,412)

Cash flows from financing activities:

Proceeds from notes payable, net	85,587	175,000
Proceeds from sale of Series A Preferred stock	--	15,000
Proceeds from exercise of warrants	62,000	--
Net cash provided by (used in) financing activities	147,587	190,000

Net increase (decrease) in cash	3,857	(10,993)

Cash, beginning of period	2,562	29,701

Cash, end of period	$ 6,419	$ 18,708

Supplemental disclosures of cash flow information:
Interest paid	$ 64	$ 4,577
Income taxes paid	$ --	$ –

Non-cash financing activities:

Issuance of 11,200,000 shares of common stock in satisfaction of

 $560,000 notes payable and $32,999 accrued interest payable                    $  592,999                  $              --

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At December 31, 2008 (unaudited), PrimeCare had negative working capital of $19,258 and a positive stockholders’ equity of $195,208, respectively.  Further PrimeCare incurred losses from continuing operations for the six months ended December 31, 2008 and for the year ended June 30, 2008 of $137,747 (unaudited) and $333,792, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 30, 2008 and for the three and six months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the six months ended December 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending June 30. 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	December 31, 2008 (unaudited)	June 30, 2008
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ 1,887	$ 3,300
Due officer, interest at 6%, interest and balance due on December 31, 2010	52,000	230,000
Due Telemedicine International LLC, interest at 6%, interest and
balance due on December 31, 2009	-	295,000
Total	53,887	528.300
Current portion of notes payable	(1,887)	(3,300)
Non-current portion of notes payable	$ 52,000	$ 525,000

Effective September 30, 2008, notes due to the officer and Telemedicine International LLC (totaling $560,000) and accrued interest thereon (totaling $32,999) were satisfied in full through the issuance of the Company’s common stock (see Note 5 - Stockholders’ Equity).

NOTE 4 - SOFTWARE LICENSE AGREEMENT AND DEFERRED INCOME

On September 29, 2005, PrimeCare entered into a ten year license agreement with Telemédica SLR (Licensee), a company based in Argentina.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid PrimeCare $60,000 and has agreed to fund the translation and internationalization of PrimeCare V9 in both Spanish and Portuguese.  The Spanish version was completed during 2005.  The Licensee will sub-license PrimeCare V9 to health care providers in the Mercosur and train them in its use.  In the event that the gross revenues derived by Licensee from sub licensing PrimeCare V9, are less than $2,500,000 for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term.  The initial License provides that the fee to be charged to a sub-licensee shall be not less than $4 per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.

PrimeCare recorded the $60,000 as deferred income in September 2005 and is amortizing this amount to income over ten years, the term of the Licensee distribution agreement.

The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  During the quarter ended September 30, 2008, Telemédica paid the Company $70,000 of which $25,000 was recorded as software license fees revenue and $45,000 was recorded as Deferred income – current portion.  $25,000 was recorded as software license fees revenue for the three months ended December 31, 2008 and $20,000 remains recorded as Deferred income.

NOTE 5 - STOCKHOLDERS’ EQUITY

Effective November 14, 2008, the Company issued a total of 3,100,000 shares of the Company’s Common Stock, par value $0.001 per share, upon the exercise of warrants with an exercise price of $.02 per share. The aggregate amount received by the Company was $62,000.

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

NOTE 6 - WARRANTS

Warrants to purchase 3,100,000 shares of the Company’s Common Stock, par value $0.001 per share, with an exercise price of $.02 per share were exercised between October 8, 2008 and November 14, 2008.. The aggregate amount received by the Company was $62,000.

On November 17, 2008 warrants to purchase 11,366,262 shares of the Company’s common stock expired.  The expired warrants consist of:

Grant Date	Exercise Price	Number of Warrants
November 17, 2005	$ .02	1,227,206
November 17, 2005	$ .05	4,925,000
November 17, 2005	$ .07	5,214.056

Total		11,366,262

At December 31, 2008, no options or warrants are outstanding.

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the six months ended December 31, 2008 and 2007, rent expense pursuant to such operating leases was $39,121 and $36,965, respectively.  At June 30, 2008, the future minimum lease payments under non-cancelable operating leases were $77,817.

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

PrimeCare has experienced recurring losses from operations, and has relied on loans from shareholders and the sale of stock to fund its operations.  During the three months ended September 30, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.  On September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $32,999.

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

Results of PrimeCare’s Operations for the three and six months ended December 31, 2008, compared to the  three and six months ended December 31, 2007:

PrimeCare’s total revenue was $26,602 and $53,102 for the three and six months ended December 31, 2008 compared to $1,500 and $3,000 for the three and six months ended  December 31, 2007.  The increase in revenues was primarily due to the revised license agreement with Telemedica, which provides for a minimum annual fee of $100,000 per year.  $1,500 of the revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  $1,500 was recognized as income for each three month period.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  There was no impairment charge to capitalized software costs during the three and six months ended December 31, 2008 and 2007.

Research and development costs decreased from $50,080 for the three months ended December 31, 2007 to $47,021 for the three months ended December 31, 2008, a decrease of $3,059.  Research and development costs increased from $88,578 for the six months ended December 31, 2007 to $95,222 for the six months ended December 31, 2008, an increase of $6,644.  The increase primarily resulted from increases in rent, Internet services and repairs and maintenance during the six months ended December 31, 2008.

Selling, general and administrative costs were $45,192 for the six months ended December 31, 2007 compared to $43,557 for the six months ended December 31, 2008, a decrease of $1,635.  Selling, general and administrative costs were $23,839 for the three months ended December 31, 2007 compared to $17,902 for the three months ended December 31, 2008, a decrease of $5,937.

Amortization of capitalized software costs increased $6,117 and $15,887 from $12,654 and $19,929 for the three and six months ended December 31, 2007 to $18,771 and $35,816 for the three and six months ended December 31, 2008, as a result of the increase in gross capitalized software costs ($405,321 at December 31, 2008).

Liquidity and Capital Resources

Cash was $6,419 at December 31, 2008.  The Company has a $20,000 credit line from its bank, $1,887 of which was drawn down as of December 31, 2008.  PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was from Shareholders’ loans, the exercise of warrants and the sale of the Company’s stock.  See Notes 3, 5 and 6 of “NOTES TO FINANCIAL STATEMENTS (Unaudited)”

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company organized and based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by the North Sector’s Director with approval from Chubut’s Secretary of Health.  The North Sector’s central hospital is Hospital Isola, around which it is organized.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at PrimeCare’s Web site http://www.pcare.com/pcnews/press074.aspx for our translation to English or as published in Spanish, at http://www.diariodemadryn.com/vernoti.php?ID=94173.

The contract for the use of PrimeCare V9, as it currently reads, is a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract is not considered as a “final” contract.  The general terms of the final agreement have been agreed to and the agreement is currently being written.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in Chubut, Argentina); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing

ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).  Telemédica has sdvised that the agreement currently being written will grant a contract to integrate Chubut’s entire healthcare system for a fixed amount per year.  The contract would generate significant revenue.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of December 31, 2008 the Company had cash balances of approximately $6,419 and had the availability of $18,113 of its line of credit in the amount of $20,000.  In addition, Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L., and PrimeCare’s President have verbally agreed to lend the Company up to $35,000 per month, if needed, to cover the Company’s cash shortfalls until the Company generates sufficient cash flow from the Telemédica license or another customer.  Since January 1, 2007, the Company has received $612,000 in loans, with interest payable thereon at 6% per annum, of which $560,000 were repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available.

The Company has a $20,000 line of credit from RBC Centura Bank, with whom the Company maintains a checking account, of which $18,113 was available as of December 31, 2008..  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCare=s management believes that the Argentina License will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable

Currently, the Company has no material commitments for capital expenditures outstanding.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms.  The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations.  The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls.  No changes occurred during the quarter ended December 31, 2008 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective November 14, 2008, the Company issued a total of 3,100,000 shares of the Company’s Common Stock, par value $0.001 per share, upon the exercise of warrants with an exercise price of $.02 per share. The aggregate amount received by the Company was $62,000.  The issuance of shares upon the exercise of warrants was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

During the three months ended September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full payment of $560,000 of notes payable plus accrued interest of $32,999 or approximately $0.05 per share. The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

*

Incorporated by reference to Form SB -2, as amended, filed September 29, 2006

(b)

Reports on Form 8-K

No Report on Form 8-K was filed during the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

By: /s/ Edward C. Levine

       Edward C. Levine, Treasurer/Chief Financial Officer

DATED: February 12, 2009

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending December 31, 2008;

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

Date: Date: February 12, 2009

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending December 31, 2008;

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

Date: Date: February 12, 2009

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

The Quarterly Report on Form 10-Q for the period ended December 31, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 12, 2009

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

The Quarterly Report on Form 10-Q for the period ended December 31, 2008 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 12, 2009

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer