Form 10-Q
period 2009-03-31
PrimeCare Systems, Inc.
filed 2009-05-13
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

                     Class                                                           Shares Outstanding at March 31, 2009

Common Stock ($.001 par value)

84,201,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008

F-1

Statements of Operations for the three and nine months ended March 31, 2009 and

 2008 (unaudited)

F-2

Statements of Cash Flows for the three and nine months ended March 31, 2009 and

  2008 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     7

Item 6.   Exhibits and Reports on Form 8-K

     8

PrimeCare Systems, Inc.

Balance Sheets

	March 31	June 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash	$ 33,903	$ 2,562
Loan receivable	10,350	10,350
Accounts receivable	5,000	--
Total current assets	49,253	12,912

Other assets:
Property and equipment, net of accumulated depreciation of $123,772 and $117,080, respectively	18,184	21,805
Capitalized software costs, net of accumulated amortization of $149,459 and $93,376, respectively	292,061	247,518
Other assets	4,972	4,972
Total Assets	$ 364,470	$ 287,207

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 8,429	$ 15,933
Notes payable – current portion	14,303	3,300
Deferred income – current portion	6,000	6,000
Total current liabilities	28,732	25,233
Notes payable – non-current portion	170,000	525,000
Accrued interest payable	1,680	21,518
Deferred income – long term portion	33,000	37,500
Total liabilities	233,412	609,351

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 67,570 and 67,570 shares respectively	676	676
Common stock, $.001 par value; 200,000,000 shares authorized, issued and outstanding 84,201,120 and 69,901,120 shares, respectively	84,201	69,901
Additional paid-in capital	9,5 79,738	8,856,842
Accumulated deficit	(9,533,557)	(9,249,463)
Total stockholders’ equity	131,058	(322,044)
Total liabilities and stockholders’ equity	$ 364,470	$ 287,207

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009 2008 (Unaudited) (Unaudited)		2009 2008 (Unaudited) (Unaudited)

Revenues:
Software license fees	$ 26,500	$ 1,500	$ 79,500	$ 4,500
Sales commissions	--	--	102	--

Total revenues	26,500	1,500	79,602	4,500

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	20,266	13,939	56,082	33,868

Total costs of revenues	20,266	13,939	56,082	33,868

Research and development (including stock-based compensation of $6,533 for the three and nine months ended March 31, 2009)	50,265	45,486	145,488	134,064

Selling, general and administrative (including stock-based compensation of $75,664 for the three and nine months ended March 31, 2009)	98,697	17,051	142,254	62,243
Depreciation	2,137	2,197	6,692	5,840

Total operating costs and expenses	171,365	78,673	350,516	236,015

Operating loss	(144,865)	(77,173)	(270,914)	(231,515)

Interest income	20	137	46	458
Interest expense	(1,501)	(6,237)	(13,226)	(14,180)

Net loss	$ (146,347)	$ (83,273)	$ (284,094)	$ (245,237)

Income(loss) per common share, basic and diluted:	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	84,701,120	69,901,120	78,942,725	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Nine Months Ended March 31,
	2009	2008
	(Unaudited) (Unaudited)
Cash flow from operating activities:
Net loss	$ (284,094)	$ (245,237)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Stock based compensation	82,197	--
Depreciation of property and equipment	6,692	5,840
Amortization of capitalized software costs	56,083	33,868
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	--
Prepaid expenses	--	3,999
Accounts payable and accrued expenses	5,657	15,224
Deferred income	(4,500)	(4,500)

Net cash provided by (used in) operating activities	(142,965)	(190,806)

Cash flows from investing activities:
Additions to property and equipment	(3,071)	(20,415)
Additions to capitalized software costs	(100,626)	(84,078)
Net cash used in investing activities	(103,697)	(104,493)

Cash flows from financing activities:

Proceeds from notes payable, net	216,003	280,000
Proceeds from sale of Series A Preferred stock	--	15,000
Proceeds from exercise of warrants	62,000	--
Net cash provided by (used in) financing activities	278,003	295,000

Net increase (decrease) in cash	31,341	(299)

Cash, beginning of period	2,562	29,701

Cash, end of period	$ 33,903	$ 28,402

Supplemental disclosures of cash flow information:
Interest paid	$ 64	$ --
Income taxes paid	$ --	$ –

Non-cash financing activities:

Issuance of 11,200,000 shares of common stock in satisfaction of

 $560,000 notes payable and $32,999 accrued interest payable                    $  592,999                  $              --

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At March 31, 2009 (unaudited), PrimeCare had positive working capital of $20,521 and a positive stockholders’ equity of $131,058, respectively.  Further PrimeCare incurred losses from continuing operations for the nine months ended March 31, 2009 and for the year ended June 30, 2008 of $284,094 (unaudited) and $333,792, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the nine months ended March 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending June 30. 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	March 31, 2009 (unaudited)	June 30, 2008
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ 14,303	$ 3,300
Due officer, interest at 6%, interest and balance due on July 31, 2011	170,000	230,000
Due Telemedicine International LLC, interest at 6%, interest and
balance due on December 31, 2009	-	295,000
Total	184,303	528.300
Current portion of notes payable	(14,303)	(3,300)
Non-current portion of notes payable	$ 170,000	$ 525,000

Effective September 30, 2008, notes due to the officer and Telemedicine International LLC (totaling $560,000) and accrued interest thereon (totaling $32,999) were satisfied in full through the issuance of the Company’s common stock (see Note 5 - Stockholders’ Equity).

NOTE 4 - SOFTWARE LICENSE AGREEMENT AND DEFERRED INCOME

On September 29, 2005, PrimeCare entered into a ten year license agreement with Telemédica SLR (Licensee), a company based in Argentina.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid PrimeCare $60,000 and has agreed to fund the translation and internationalization of PrimeCare V9 in both Spanish and Portuguese.  The Spanish version was completed during 2005.  The Licensee will sub-license PrimeCare V9 to health care providers in the Mercosur and train them in its use.  Because the gross revenues derived by Licensee from sub licensing PrimeCare V9, were less than $2,500,000 for the third year of the Term of the agreement the Agreement  became non-exclusive for the balance of the term.  The initial License provides that the fee to be charged to a sub-licensee shall be not less than $4 per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.

PrimeCare recorded the $60,000 as deferred income in September 2005 and is amortizing this amount to income over ten years, the term of the Licensee distribution agreement.

The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  During the quarter ended September 30, 2008, Telemédica paid the Company $70,000 of which $25,000 was recorded as software license fees revenue and $45,000 was recorded as Deferred income – current portion.  In the succeeding two quarters ended December 31, 2008 and March 31, 2009, the Company recognized an additional $50,000 ($25,000 each quarter) in software license fees revenues, reduced the deferred income - current portion liability to $0, and recorded an account receivable of $5,000 at March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY

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

NOTE 6 – WARRANTS

On February 23, 2009, the Company issued warrants to eighteen parties to purchase a total of10,055,000 shares of common stock (4,805,000 to officers and directors); 1,200,000 are exercisable at $.03 per share and 8,855,000 are exercisable at $.05 per share.  The warrants may be exercised at any time or from time to time, prior to February 22, 2011.  The $82,197 fair value of the warrants on the date of issue was charged as follows:  $75,664 to selling, general and administrative and $6,533 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 2 years, expected volatility of 249%, expected dividend yield of 0%, and risk free interest rate of 1.3%.  Since the Company=s common stock had not been traded prior to April 14/08, the Company used the 125 days that the stock traded to estimate the expected volatility of its shares of common stock.

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

From February 23, 2009 to March 31, 2009, no options or warrants were exercised, forfeited, or expired and there were 10,055,000 warrants outstanding and exercisable with a weighted-average exercise price of $.0475 per warrant.  The weighted-average grant-date fair value of these warrants was $.0084 per warrant.

Subsequent to March 31, 2009, the Company issued warrants on  April 11, 2009 to ten parties to purchase a total of 4,795,000 shares of common stock (4,220,000 to officers and directors); exercisable at $.03 per share.  The warrants may be exercised at any time or from time to time, prior to April 10, 2012.  The $46,144 fair value of the warrants on the date of issue will be charged as follows:  $29,111 to selling, general and administrative and $17,033 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 3 years, expected volatility of 263%, expected dividend yield of 0%, and risk free interest rate of 1.3%.  The Company used the 141 days that the stock traded to estimate the expected volatility of its shares of common stock.

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the nine months ended March 31, 2009 and 2008, rent expense pursuant to such operating leases was $59,418 and $55,998, respectively.  At June 30, 2008, the future minimum lease payments under non-cancelable operating leases were $77,817.

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

Results of PrimeCare’s Operations for the three and nine months ended March 31, 2009, compared to the  three and nine months ended March 31, 2008:

PrimeCare’s total revenue was $26,500 and $79,602 for the three and nine months ended March 31, 2009 compared to $1,500 and $4,500 for the three and nine months ended March 31, 2008.  The increase in revenues was primarily due to the revised license agreement with Telemedica, which provides for a minimum annual fee of $100,000 per year.  $4,500 of the revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  $1,500 was recognized as income for each three month period.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  There was no impairment charge to capitalized software costs during the three and nine months ended March 31, 2009 and 2008.

Research and development costs increased from $45,486 for the three months ended March 31, 2008 to $50,265 for the three months ended March 31, 2009, an increase of $4,779.  Research and development costs increased from $134,064 for the nine months ended March 31, 2008 to $145,488 for the nine months ended March 31, 2009, an increase of $11,424.  The increase primarily resulted from the charge of $6,533 for the issuance of warrants based on a Black-Scholes formula during the three months ended March 31, 2009.

Selling, general and administrative costs were $17,051 and $62,243 for the three and nine months ended March 31, 2008 compared to $98,697 and $142,254 for the three and nine months ended March 31, 2009, an increase of $81,646 and $80,011, respectively.  The increase primarily resulted from the charge of $75,664 for the issuance of warrants based on a Black-Scholes formula during the three months ended March 31, 2009.

Amortization of capitalized software costs increased $6,327 and $22,214 from $13,939 and $33,868 for the three and nine months ended March 31, 2008 to $20,266 and $56,082 for the three and nine months ended March 31, 2009, as a result of the increase in gross capitalized software costs ($441,520 at March 31, 2009).

Liquidity and Capital Resources

Cash was $33,903 at March 31, 2009.  The Company has a $20,000 credit line from its bank, $14,303 of which was drawn down as of March 31, 2009.  PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was from Shareholders’ loans, the exercise of warrants and the sale of the Company’s stock.  See Notes 3, 5 and 6 of “NOTES TO FINANCIAL STATEMENTS (Unaudited)”

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company organized and based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by the North Sector’s Director with approval from Chubut’s Secretary of Health.  The North Sector’s central hospital is Hospital Isola, around which it is organized.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at PrimeCare’s Web site http://www.pcare.com/pcnews/press074.aspx for our translation to English or as published in Spanish, at http://www.diariodemadryn.com/vernoti.php?ID=94173.

The contract for the use of PrimeCare V9, as it currently reads, is a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract is not considered as a “final” contract.  The general terms of the final agreement have been agreed to and the agreement is currently being written.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in Chubut, Argentina); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing

ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).  Telemédica has advised that the agreement currently being written will grant a contract to integrate Chubut’s entire healthcare system for a fixed amount per year.

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

Although PrimeCare’s license agreement with Telemédica provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, PrimeCare has agreed that it will change the basis for charging fees to the end user.

Telemédica anticipates that additional provinces of Argentina will commence using PrimeCare V9 in the near future and the Company’s revenues from such use will keep increasing.

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of March 31, 2009 the Company had cash balances of approximately $33,903 and had the availability of $5,697 of its line of credit in the amount of $20,000.  In addition, the amended distribution agreement with Telemédica, S.R.L. provides for a minimum annual payment to the Company of $100,000 per year.  To date, Telemédica, S.R.L.has paid $70,000 and the balance of $30,000 is payable during the three months ended June 30, 2009.   Since January 1, 2007, the Company has received $730,000 in loans, with interest payable thereon at 6% per annum, fromTelemedicine International LLC, the majority shareholder of Telemédica, S.R.L., and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available.

The Company has a $20,000 line of credit from RBC Centura Bank, with whom the Company maintains a checking account, of which $5,697 was available as of March 31, 2009.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

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

DATED: May 11, 2009

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending March 31, 2009;

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

Date: Date: May 11, 2009

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending March 31, 2009;

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

Date: Date: May 11, 2009

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

The Quarterly Report on Form 10-Q for the period ended March 31, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 11, 2009

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

The Quarterly Report on Form 10-Q for the period ended March 31, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 11, 2009

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer