Form 10-K
period 2009-06-30
PrimeCare Systems, Inc.
filed 2009-10-13
CIK 1324152

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended   June 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number     333-137702

PRIMECARE SYSTEMS, INC

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

Common Stock, par value $.001 per share

(Title Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.   Yes  [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]     No [X]

The issuer’s revenues for its most recent fiscal year were $106,102.00

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 21, 2009 was $746,489.44.  As of September 21, 2009 the Registrant had 84,298,120 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

Part I

Item 1. Description of Business

General.

PrimeCare Systems, Inc. (which is referred to as the “Company,” APrimeCare@  or “PSI”): (i) created, owns, maintains and markets the PrimeCare Patient Management System, Version 9 (“PrimeCare Version 9"), a computerized patient medical record (a ACPR@), also known as an electronic medical record (an AEMR@), which includes CodeComplierJ, which automatically organizes the data and calculates the Evaluation & Management (“E&M”) reimbursement code level for third party payers’, with a full audit trail; and (ii) created, owns, maintains, and markets Web sites containing secure Internet enhanced, and targeted components of PrimeCare, which Web sites are known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com.

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

The PrimeCareJ V9 system is intended to support multiple reimbursement models, including free demo, no-charge use; sponsored use; flat fee, periodic (monthly/quarterly/semi-annual / annual) fee, activity based fees; and option-based fees.

Beyond being intended as a user friendly patient management system, that is patient, physician and staff interactive, the PrimeCareJ V9 system: (i) is Health Insurance Portability Accountability Act (AHIPAA@) compliant; (ii) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, and over 300 patient education articles; (iii) does not require the patient to have computer or typing skills; (iv) enables the physician to obtain a patient=s detailed history of present illness (AHPI@), by having the patient answer the questionnaires, in or out of the physician’s office/clinic, without requiring a physician or a staff member to be present; (v) allows the physician to interact directly with PrimeCareJ V9, to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (vi) provides automatic (real time) calculation of the Centers for Medicare & Medicaid Services (formerly, the Health Care Financing Administration) mandated Evaluation and Management (AE&M@) code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payers for office visits;  (vii) creates clinical and patient databases for outcomes research.

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

This Report contains nurses notes, if any, the patient=s vital signs (if entered), along with, most importantly, the patient=s detailed HPI, which includes all of the positive and significant negative responses to the questions contained in the completed questionnaire(s), plus an alphabetical list of diagnostic possibilities with the triggering patient responses annotated.  If the patient prefers to read and answer the questions in any one of currently eight languages (English, Spanish, Portuguese, French, Italian, Dutch, German or Swedish), and the physician is more fluent in one of the other languages, with the stroke of one key by the physician, the entire patient record appears in the language of the physician’s choice.  The same simple key stroke or Amouse@ click process used by the patient allows the physician, or appropriate staff member, to select and document physical findings (normal and abnormal), assessments, tests, referrals and treatment plan; to prescribe medications; to select patient education handout materials; and to specify follow-up instructions.

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

Licensing Fees:

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement, for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (“Telemédica@ or “Licensee”).  The Medical Director of Telemédica, a physician in Argentina, started using PrimeCareJ Version Nine (APrimeCare V9@) in November 2004.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, Telemédica paid PrimeCare $60,000, and funded the translation and internationalization of PrimeCareJ Version Nine into Spanish, which is owned by PrimeCare.  The Spanish version was completed during the last quarter of 2005. Telemédica will sub-license PrimeCareJ Version Nine to Health Care Providers in the Mercosur, and train them in its use.  The license agreement provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.   PrimeCare will receive 25% of the first $400,000 of fees, which will enable Licensee to recover the $60,000 and translation costs, and thereafter, PrimeCare will receive 50% of fees in excess of $400,000.  The $60,000 we received and charged to deferred income will be recognized as income over the ten year term of the contract.  The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  Telemédica has obtained a contract for the use of PrimeCare Version 9 from the Province of Chubut.  The use of the PrimeCare System as a key component of the health care system of the  Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at http://www.diariodemadryn.com/vernoti.php?ID=94173 in Spanish or our translation to English at PrimeCare’s Web site www.pcare.com.

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

Item 2.  Properties

The Company leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive office.  The lease bears an annual rental of $29,101 and expires on June 30, 2010.  The Company also leases approximately 3,634 square feet of office space in Newport News, VA.  The lease bears an annual rental $52,407 until it expires on May 31, 2010.

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

Fiscal Year Ended June 30, 2009

High

Low

1st Quarter

    .0400    .0170

2nd Quarter

    .0500    .0050

3rd Quarter

    .0250    .0100

4th Quarter

    .0230    .0100

As of June 30, 2009 there were approximately 1,255 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name.  The closing bid price per share for the Common Stock on September 21, 2009 was $.01.

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

On March 21, 2005, a majority of the shareholders of the Company authorized the amendment of the Certificate of Incorporation of the Company  to authorize the issue of two-hundred-ten-million (210,000,000) shares, divided into two-hundred-million (200,000,000) shares of Common Stock, par value one tenth cent ($.001) per share ( the "Common Stock") and ten-million (10,000,000) shares of Preferred Stock, par value one cent ($.01) per share ( the "Preferred Stock").  There may be more than one series of either or both of the Common Stock and/or  Preferred Stock; the Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to, or imposed upon, a wholly unissued class of  Common Stock and/or a wholly unissued class of  Preferred Stock

On January 17, 2006, pursuant to the authority vested in the Board of Directors of the Company, a series of Preferred Stock of the Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series A Preferred Stock, to consist of a maximum of 100,000 shares, par value $.01 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are convertible into Common Stock. The basis for such conversion shall be one hundred shares of Common Stock for each share of Series A Preferred Stock which is converted.; (2) The holders of shares of the Series A Preferred Stock shall have one hundred (100) votes per share held and shall have the right to vote for any purpose as the holders of the Corporation's Common Stock.; (3) The holders of shares shall be entitled to receive dividends, when and as declared by the Board of Directors, (i) dividends in cash at the annual rate of $0.60 per share, and (ii) in addition, when and as dividends are  declared by the Board of Directors on common shares, each share of Series A Preferred Stock shall receive 100 times the dividend paid per share of common stock.

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

Effective September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $32,999.  In reliance on Section 4(2) of the Act, the securities issued were deemed to be exempt from registration as transactions by an issuer not involving a public offering.  The Company made the determination that the individual and company to whom the shares were issued had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  In addition, they were sophisticated investors with access to information about the company.  At the time of the transaction, one of the parties was, and still is, an officer and shareholder of the Company and the other was, and still is, a distributor and shareholder of the Company and both possess knowledge and information about the Company normally provided in a prospectus.  A legend was placed on the stock certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Between October 8, 2008 and November 14, 2008, Warrants, originally issued during November 2005, to purchase 3,100,000 shares of the Company’s Common Stock, par value $0.001 per share, with an exercise price of $.02 per share were exercised.. The aggregate amount received by the Company was $62,000.

On November 17, 2008 warrants to purchase 11,366,262 shares of the Company’s common stock expired.  The expired warrants consist of:

Grant Date	Exercise Price	Number of Warrants
November 17, 2005	$ .02	1,227,206
November 17, 2005	$ .05	4,925,000
November 17, 2005	$ .07	5,214.056

Total		11,366,262

On February 23, 2009, PrimeCare issued warrants to purchase 10,055,000 shares of common stock (the “Warrants”); (4,475,000 to officers and directors); 1,200,000 are exercisable at $.03 per share and 8,855,000 are exercisable at $.05 per share..  The Warrants may be exercised at any time, or from time to time, prior to February 22, 2011.  In compliance with FAS123R, the warrants were valued at $82,197 and that amount was charged as follows:

Selling, general and administrative

$75,664

Research and development expenses

    6,533

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

On March 23, 2009 a shareholder converted 970 shares of Series A Preferred Stock into 97,000 shares of Common Stock.  The basis of conversion is 100 shares of Common Stock for each share of Series A Preferred Stock being converted.

On  April 11, 2009 the Company issued warrants to ten parties to purchase a total of 4,795,000 shares of common stock (3,860,000 to officers and directors); exercisable at $.03 per share.  The warrants may be exercised at any time or from time to time, prior to April 10, 2012.  In compliance with FAS123R, the $46,144 fair value of the warrants on the date of issue was charged as follows:

Selling, general and administrative

$29,111

Research and development expenses

  17,033

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

PrimeCare has experienced recurring losses from operations.  The Company has covered its losses from operations primarily by borrowing money from related parties.  Effective September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $32,999.   Since that date the Company has borrowed an additional $215,000.

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

Results of PrimeCare’s Operations for the year ended June 30, 2009, compared to the year ended June 30, 2008:

PrimeCare’s total revenue from continuing operations was $106,102 for the year ended June 30, 2009 and $6,000 for the year ended June 30, 2008.  The increase of $100,000 was due to the amendment of the distributor agreement with Telemédica, S.R.L. on June 30, 2008, which provides in part for an annual minimum royalty payment of $100,000.  $6,000 of the revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  During the year ended June 30, 2009 PrimeCare had revenues from advertising on its Web sites of $102 compared to no revenues from this source for the year ended June 30, 2008.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  There were no impairment charges to capitalized software costs during the years ended June 30, 2009 and. June 30, 2008.

Research and development costs increased from $181,115 for the year ended June 30, 2008 to $204,866 for the year ended June 30, 2009, an increase of $23,751.  The increases primarily resulted from stock-based compensation of $23,566 for year ended June 30, 2009.

Selling, general and administrative costs were $83,436 for the year ended June 30, 2008 compared to $186,644 for the year ended June 30, 2009, an increase of $103,208 primarily due to stock-based compensation of $104,775 for year ended June 30, 2009

Amortization of capitalized software costs increased $28,851 from $49,308 for the year ended June 30, 2008 to $78,159 for the year ended June 30, 2009, as a result of the increase in gross capitalized software costs.

Liquidity and Capital Resources

Cash was $35,486 at June 30, 2009.  The Company has a $20,000 credit line from its bank, $19,491 of which was drawn down as of June 30, 2009.  In the past, PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off.  The Company has raised $400,000 in a private placement as previously discussed.

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company organized and based in Argentina (Telemédica).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by the North Sector’s Director with approval from Chubut’s Secretary of Health.  The North Sector’s central hospital is Hospital Isola, around which it is organized.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed in English at PrimeCare’s Web site http://www.pcare.com/pcnews/press074.aspx, as per our translation, or as published in Spanish, at http://www.diariodemadryn.com/vernoti.php?ID=94173.

The contract for the use of PrimeCare V9, as it currently reads, is a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract is not considered as a “final” contract.  The general terms of the final agreement have been agreed to and the agreement is currently being written.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in the Sector Norte); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).  Telemédica has advised that the agreement currently being written will grant a contract to integrate Chubut’s entire healthcare system for a fixed amount per year.

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

Telemédica said the fee structure will be changed from the original concept, which anticipated a flat rate of $4 per year, per patient.  They say that Chubut prefers to pay a flat, negotiated service fee.  Telemédica continues to market PrimeCare V9 in other areas of Argentina and has had expressions of serious interest from places in Patagonia, Santa Fe, Entre Ríos, and a health system in Buenos Aires province.  Telemédica believes that other provinces in Argentina will follow the lead of Chubut.  In addition, Telemédica is in talks with two insurance companies about using the PrimeCare System as the IT backbone of their workplace risk operations.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of June 30, 2009 the Company had cash balances of approximately $35,486 and had the availability of $509 of its line of credit in the amount of $20,000.  In addition, the amended distribution agreement with Telemédica, S.R.L. provides for a minimum annual payment to the Company of $100,000 per year.   Since January 1, 2007, the Company has received $775,000 in loans, with interest payable thereon at 6% per annum, from Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L.and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCare=s management believes that the Argentina License will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable

Currently, the Company has no material commitments for capital expenditures outstanding.

Item 7. Financial Statements

The following are included and filed under this Item and appear immediately following the signature page on page 22.

PAGE

Independent Auditors' Report

F-1

Consolidated Balance Sheet - June 30, 2009

F-2

Consolidated Statements of Operations -

Years ended June 30, 2009 and 2008

F-3

Consolidated Statements of Shareholders'

Equity - Years ended June 30, 2009 and 2008

F-4

Consolidated Statements of Cash Flows -

Years ended June 30, 2009 and 2008

F-5

Notes to Consolidated Financial Statements

F-6

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

There have not been any changes in our internal control over financial reporting during the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended June 30, 2009. We believe that internal control over financial reporting is effective.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

82

Director and Treasurer

Robert A. Shiver

74

President and Director

Jeffrey P. Nelson

65

Vice President, Secretary and Director

W. Jordan Fitzhugh

63

Executive Vice President, Director

Jarema S. Rakoczy

65

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

The business experience of each of the persons listed above during the past five years is as follows:

Edward C. Levine has been a Director of PrimeCare and the Chairman of the Board since 1994, and was President of PrimeCare until August 22, 2005.  Since 1974, Mr. Levine was a Director and President of OCGT until his resignations from both positions on December 31, 2005.  Mr. Levine is a member of the Bar of the State of New York.

Robert A. Shiver has been a Director of PrimeCare, and it=s President, since August 22, 2005.  Mr. Shiver was a career officer in the US Air Force, and retired as a Colonel.  Before retirement, he had served in positions with the U.S. Air Force Intelligence Staff, the Defense Intelligence Agency, the National Security Agency and the Office of the Director of the Central Intelligence.  Since 1987, Colonel Shiver has served as finance officer of Sundog Productions LLC, a manufacturing business with manufacturing facilities in Virginia and Guatemala.  Colonel Shiver received an MBA from George Washington University

Jeffrey P. Nelson has served as a Director of PrimeCare since November 1994, as its Secretary since June 1994, and as a Corporate Vice President since November 1997.  Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990.  Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.  He was also a Director, Vice President and Secretary of OCGT until his resignation from all positions on December 31, 2005.

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

Name and Principal Position	Year	Annual Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)1	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Shiver	2009	$0	$0	$0	$8,187	$0	$0	$0	$0
President	2008	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Under Unexercised Options (1) (#) Exercisable	Number of Securities Under Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Edward C. Levine Edward C. Levine	1,500,000 1,500,000	0 0	$0.05 $0.03	02/22/11 04/10/12
W. Jordan Fitzhugh	525,000	0	$0.05	02/22/11
W. Jordan Fitzhugh	1,000,000	0	$0.03	04/10/12
Jeffrey P. Nelson	1,000,000	0	$0.05	02/22/11
Jeffrey P. Nelson	250,000	0	$0.03	04/10/12
Robert A. Shiver	1,000,000	0	$0.00	04/10/12

__________________________

Notes

:  (1) The warrants with a $0.05 exercise price were issued on February 23, 2009.  The following assumptions were m ade in connection with the determination of the fair value of the options as of the grant date pursuant to FAS 123R: The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 2 years, expected volatility of 249%, expected dividend yield of 0%, and risk free interest rate of 1.3%.  Since the Company=s common stock had not been traded prior to April 14/08, the Company used the 125 days that the stock traded to estimate the expected volatility of its shares of common stock.  The warrants with a $0.03 exercise price were issued on April 11, 2009.  The following assumptions were m ade in connection with the determination of the fair value of the options as of the grant date pursuant to FAS 123R:  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 3 years, expected volatility of 263%, expected dividend yield of 0%, and risk free interest rate of 1.3%.  The Company used the 141 days that the stock traded to estimate the expected volatility of its shares of common stock.

Board Committees

Audit Committee.  We intend to establish an audit committee of the Board of Directors by the end of 2000, which will consist of soon-to-be-nominated independent directors.  The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.  We intend to establish a compensation committee of the Board of Directors by the end of 2009.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, to the best of our knowledge, with respect to each person known by us that will own beneficially more than 5% of the outstanding common stock following completion of the distribution, as well as each Director and all Directors and officers as a group.

Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class
Common	Edward C. Levine 56 Harrison Street New Rochelle, NY 10801	3,538,826	direct	4.20%
Common	Jeffrey P. Nelson 56 Harrison Street New Rochelle, NY 10801	2,828,800	direct	3.36%
Common	W. Jordan Fitzhugh 610 Thimble Shoals Blvd. Newport News, VA 23606	2,936,950	direct	3.49%
Common	Jarema S. Rakoczy 56 Harrison Street New Rochelle, NY 10801	659,600	direct	.78%
Common	Robert A. Shiver 610 Thimble Shoals Blvd. Newport News, VA 23606	7,960,000	direct & jointly	9.45%
Common	All directors and officers as a group (5 Persons)	17,924,176		21.29%

60,000 shares listed above for Robert A. Shiver are jointly owned with his son.

Included in the above schedule are warrants held by officers and directors to purchase shares of PrimeCare’s common stock, as follows:

Edward C. Levine  B  warrants to purchase 3,000,000 shares;

Jeffrey P. Nelson  B  warrants to purchase 2,250,000 shares;

W. Jordan Fitzhugh  B  warrants to purchase 1,525,000 shares;

 Jarema S. Rakoczy  B  warrants to purchase 500,000 shares. and

Robert A. Shiver -  warrants to purchase 1,000,000 shares.

 4,425,000 of the above warrants were issued on February 23, 2009 and 3,850,000 of the above warrants were issued on April 11, 2009 and are part of the warrants discussion in MANAGEMENT’S DISCUSSION under Results of PrimeCare=s Operations for the year ended June 30, 2009, compared to the year ended June 30, 2008 and are the warrants set forth in the above tables relating to Officers Compensation in the MANAGEMENT section

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Agency Agreement, dated as of December 31, 2005

*

10.6

Escrow Agreement, dated as of December 29, 2005

*

10.7

Bank Creditline, dated August 21, 2001

**

10.8

Amendment, dated June 30, 2008 to Software License Agreement, dated as of September 29,       2005, by and between PrimeCare Systems, Inc., and Telemédica SRL

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

**

Incorporated by reference to Form 10-KSB, filed October 9, 2008

Item 14. Principal Accounting Fees and Services

Michael T. Studer CPA P.C. has served as our principal accountant since August 9, 2006 and audited our consolidated financial statements for the years ended June 30, 2006, June 30, 2007, June 30, 2008 and June 30, 2009.  Fees billed for professional services provided to our Company by this firm for the fiscal years ended June 30, 2009 and 2008 were.

	2009	2008
Type of Services Rendered	Fiscal Year	Fiscal Year
(a) Audit Fees	$ 26,500	$ 26,500
(b) Audit-Related Fees	$ Nil	$ Nil
(c) Tax Fees	$ Nil	$ Nil
(d) All Other Fees	$ Nil	$ Nil

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By: /s/ Robert A. Shiver

          Robert A. Shiver, President

By: /s/ Edward C. Levine

Dated: October 8, 2009

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

October 8, 2008

  Jarema S. Rakoczy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeCare Systems, Inc.

I have audited the accompanying balance sheets of PrimeCare Systems, Inc. (the “Company”) as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

October 6, 2009

PrimeCare Systems, Inc.

Balance Sheets

	June 30,
	2009	2008
Assets
Current assets:
Cash	$ 35,486	$ 2,562
Loan receivable	10,350	10,350
Prepaid expenses	-	-
Total current assets	45,836	12,912

Other assets:
Property and equipment, net of accumulated depreciation of $125,664 and $117,080, respectively	17,424	21,805
Capitalized software costs, net of accumulated amortization of $227,618 and $149,459, respectively	302,117	247,518
Other assets	4,972	4,972
Total Assets	$ 370,349	$ 287,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 16,395	$ 15,933
Notes payable – current portion	19,491	3,300
Deferred income – current portion	11,000	6,000
Total current liabilities	46,886	25,233
Notes payable – non-current portion	215,000	525,000
Accrued interest payable—non-current portion	4,479	21,518
Deferred income – long term portion	31,500	37,500
Total liabilities	297,865	609,251

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 66,600 and 67,570 shares, respectively	666	676
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 84,298,120 and 69,901,120 shares, respectively	84,298	69,901
Additional paid-in capital	9,622,696	8,856,842
Accumulated deficit	(9,635,176)	(9,249,463)
Total stockholders’ equity	72,484	(322,044)
Total liabilities and stockholders’ equity	$ 370,349	$ 287,207

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Year Ended June 30,
	2009	2008

Revenues:
Software license fees	$ 106,000	$ 6,000
Sales commissions	102

Total revenues	106,102	6,000

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	78,159	49,308
Impairment of capitalized software costs

Total costs of revenues	78,159	49,308

Research and development (including stock-based compensation of $23,566 for year ended June 30, 2009)	204,866	181,115
Selling, general and administrative (including stock-based compensation of $104,775 for year ended June 30, 2009)	186,644	83,436
Depreciation	8,584	7,927

Total operating costs and expenses	478,253	321,786

Operating loss	(372,151)	(315,786)

Interest income	48	546
Interest expense	(13,610)	(18,552)

Net loss	$ (385,713)	$ (333,792)

Income (loss) per common share, basic and diluted	$ (.00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	80,257,324	69,901,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Changes in Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2007	64,570	$ 646	69,901,120	$69,901	$ 8,841,872	$ (8,915,671)	$ (3,252)

Sale of Series A preferred stock in July 2007	3,000	30			14,970		5,000

Net loss						(333,792)	(333,792)
Balances, June 30, 2008	67,570	676	69,901,120	69,901	8,856,842	(9,249,463)	(322,044)
Issuance of common stock in redemption of notes payable and accrued interest			11,200,000	11,200	578,700		589,900
Issuance of common stock upon exercise of warrants			3,100,000	3,100	58,900		62,000
Issuance of warrants for Services					128,341		128,341

Issuance of common stock in conversion of Series A Preferred Stock	(970)	$(10)	97,000	$ 97	$(87)

Net loss						(385,713)	(385,713)

Balances, June 30, 2009	66,600	$ 666	84,298,120	$84,298	$9,622,696	($9,635,176)	$72,484

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$ (385,713)	$ (333,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,584	7,927
Amortization of capitalized software costs	78,159	49,308
Stock based compensation	128,341
Changes in operating assets and liabilities:
Prepaid expenses		3,999
Accounts payable and accrued expenses	13,323	20,835
Deferred income	(1,000)	(6,000)

Net cash provided by (used in ) operating activities	(158,306)	(257,723)

Cash flows from investing activities:
Additions to property and equipment	(4,203)	(21,543)
Additions to capitalized software costs	(132,758)	(116,173)
Net cash used in investing activities	(136,961)	(137,716)

Cash flows from financing activities:
Net proceeds from note payable-bank	16,191	3,300
Proceeds from notes payable	250,000	350,000
Proceeds from sale of Series A preferred stock Proceeds from exercise of warrants	62,000	15,000

Net cash provided by (used in) financing activities	328,191	368,300

Net increase (decrease) in cash	32,924	(27,139)

Cash, beginning of period	2,562	29,701

Cash, end of period	$ 35,486	$ 2,562

Supplemental disclosures of cash flow information:
Interest paid	$ 749	$ 7,563
Income taxes paid	$ -	$ -

Non-cash financing activities:

        Issuance of 11,200,000 shares of common stock in satisfaction of

$560,000 notes payable and $29,900 accrued interest payable

        Issuance of 97,000 shares of common stock in conversion of 970

               Shares of Series A Preferred Stock

	$ 589,900 $ 97	$ -- $ --

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

Capitalized Software Costs  - PrimeCare accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”).  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  PrimeCare believes that its PrimeCareJ Patient Management System Version Nine (“PrimeCare V9”) has attained technological feasibility and thus has been capitalizing the related costs of its development.  The Company amortizes such costs using the straight-line method over the estimated five year economic life of the asset.  Other research and development costs are expensed as incurred.

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

Revenue Recognition - During the periods presented, the Company had two sources of revenue: (1) commissions received from vendors who link to our Web sites; and (2) software license fees.

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

The Company accounts for software license fees in accordance with SOP 97-2.  Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor’s fee is fixed or determinable; and (d) collectability is probable.

Stock-based compensation - The Company accounts for stock-based compensation to employees and others under SFAS nos. 123 and 123R.  The Company does not have an employee stock option plan.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At June 30, 2009, PrimeCare had negative working capital of $1,050 and a stockholders’ equity of $72,484.  For the years ended June 30, 2009 and 2008, PrimeCare incurred net losses of $385,713  and $333,792,  respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

June 30

	2009	2008
Due bank under $20,000 revolving line of credit, interest payable monthly at bank=s prime rate
plus 3%, secured by the personal guarantee of officer	$ 19,491	$ 3,300

Due chief executive officer, interest at 6%, interest and balance due on July 1,, 2011	212,500	230,000

Due officer, interest at 6%, interest and balance due on July 1, 2011	2,500

Due Telemedicine International LLC, interest at 6%,
interest and balance due on December 31, 2009	-	295,000

Total	234,491	528,300
Current portion of notes payable	(19,491)	(3,300)
Non-current portion of notes payable	$ 215,000	$ 525,000

Effective September 30, 2008, notes due to the chief executive officer and Telemedicine International LLC (totaling $560,000) and accrued interest thereon (totaling $29,900) were satisfied in full through the issuance of the Company’s common stock (see Note 5 - Stockholders’ Equity).

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

The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  During the year ended June 30, 2009, Telemédica paid the Company $105,000 of which $100,000 was recorded as software license fees revenue and $5,000 was recorded as Deferred income – current portion.

NOTE 5 - STOCKHOLDERS’ EQUITY

Effective September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $29,900.

Effective November 14, 2008, the Company issued a total of 3,100,000 shares of the Company’s Common Stock, par value $0.001 per share, upon the exercise of warrants with an exercise price of $.02 per share. The aggregate amount received by the Company was $62,000.

On March 23, 2009 a shareholder converted 970 shares of Series A Preferred Stock into 97,000 shares of Common Stock. The basis of conversion is 100 shares of Common Stock for each share of Series A Preferred Stock being converted.

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

NOTE 6 - WARRANTS

Warrants to purchase 3,100,000 shares of the Company’s Common Stock, par value $0.01 per share, with an exercise price of $.02 per share were exercised between October 8, 2008 and November 14, 2008.  The aggregate amount received by the Company was $62,000.

On November 17, 2008 warrants to purchase 11,366,262 shares of the Company’s common stock expired.  The expired warrants consist of:

Grant Date	Exercise Price	Number of Warrants
November 17, 2005	$ .02	1,227,206
November 17, 2005	$ .05	4,925,000
November 17, 2005	$ .07	5,214.056

Total		11,366,262

On February 23, 2009, the Company issued warrants to eighteen parties to purchase a total of 10,055,000 shares of common stock (4,425,000 to officers and directors); 1,200,000 are exercisable at $.03 per share and 8,855,000 are exercisable at $.05 per share.  The warrants may be exercised at any time or from time to time, prior to February 22, 2011.  The $82,197 fair value of the warrants on the date of issue was charged as follows:  $75,664 to selling, general and administrative expenses and $6,533 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 2 years, expected volatility of 249%, expected dividend yield of 0%, and risk free interest rate of 1.3%.

The Company issued warrants on  April 11, 2009 to ten parties to purchase a total of 4,795,000 shares of common stock (3,850,000 to officers and directors) at $.03 per share.  The warrants may be exercised at any time or from time to time, prior to April 10, 2012.  The $46,144 fair value of the warrants on the date of issue was charged as follows:  $29,111 to selling, general and administrative expenses and $17,033 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 3 years, expected volatility of 263%, expected dividend yield of 0%, and risk free interest rate of 1.3%.

At June 30, 2009, warrants consist of:

Expiration

Exercise

Number of

Grant Date

    Date

   Price

  Warrants

     February 23, 2009

      February 22, 2011

  $ .03

1,200,000

     February 23, 2009

      February 22, 2011

     .05

8,855,000

      April 11, 2009

      April 10, 2012

     .03

4,795,000

Total

           14,850,000

The 14,850,000 warrants outstanding and exercisable at June 30, 2009 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants was $.0086 per warrant.

NOTE 7 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.  Based on management=s assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forward will be realized, Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carry forward of approximately $5,700,000 at June 30, 2009 expires in varying amounts from the year 2010 to year 2029.

Current tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the years ended June 30, 2009 and 2008, rent expense pursuant to such operating leases was $77,457 and  $75,452, respectively.  At June 30, 2009, the future minimum lease payments under non-cancelable operating leases (all due in the year ending June 30, 2010) were $63,928.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PrimeCare Systems, Inc. for the year ending June 30, 2009;

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

Date: October 8, 2009

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PrimeCare Systems, Inc. for the year ending June 30, 2009;

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

Date: October 8, 2009

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

The Annual Report on Form 10-KSB for the year ended June 30, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 8, 2009

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

The Annual Report on Form 10-KSB for the period ended June30, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 8, 2009

By:  /s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer