Form 10-Q
period 2009-09-30
PrimeCare Systems, Inc.
filed 2009-11-10
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

                     Class                                                                            Shares Outstanding at October 31, 2009

Common Stock ($.001 par value)

84,298,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009

F-1

Statements of Operations for the three months ended September 30, 2009 and

 2008 (unaudited)

F-2

Statements of Cash Flows for the three months ended September 30, 2009 and

 2008 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     3

Item 6.   Exhibits and Reports on Form 8-K

     3

PrimeCare Systems, Inc.

Balance Sheets

	September 30	June 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash	$ 1,065	$ 35,486
Accounts receivable	20,000
Loan receivable	10,350	10,350
Total current assets	31,415	45,836

Other assets:
Property and equipment, net of accumulated depreciation of $127,217 and $125,664, respectively	16,579	17,424
Capitalized software costs, net of accumulated amortization of $251,301 and $227,618, respectively	304,313	302,117
Other assets	4,972	4,972
Total Assets	$ 357,279	$ 370,349

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 24,114	$ 16,395
Notes payable – current portion	13,927	19,491
Deferred income – current portion	6,000	11,000
Total current liabilities	44,041	46,886
Notes payable – non-current portion	280,000	215,000
Accrued interest payable – non-current portion	8,217	4,479
Deferred income – long term portion	30,000	31,500
Total liabilities	362,258	297,865

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 66,600 and 66,600, respectively	666	666
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 84,298,120 and 84,298,120 shares, respectively	84,298	84,298
Additional paid-in capital	9,622,696	9,622,696
Accumulated deficit	(9,712,639)	(9,635,176)
Total stockholders’ equity	(4,979)	72,484
Total liabilities and stockholders’ equity	$ 357,279	$ 370,349

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended September 30,
	2009 2008 _ (Unaudited) (Unaudited)

Revenues:
Software license fees	$ 26,500	$ 26,500

Total revenues	26,500	26,500

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	23,683	17,045

Total costs of revenues	23,683	17,045

Research and development	45,575	48,201

Selling, general and administrative	29,255	25,655
Depreciation	1,553	2,183

Total operating costs and expenses	100,066	93,084

Operating loss	(73,566)	(66,584)

Interest income	--	19
Interest expense	(3,897)	(11,545)

Net loss	$ (77,463)	$ (78,110)

Income(loss) per common share, basic and diluted:	$ (.00)	$ (.00)

Weighted average number of common shares outstanding, basic and diluted	84,298,120	70,022,859

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Three Months Ended September 30,
	2009	2008
	(Unaudited) (Unaudited)
Cash flow from operating activities:
Net loss	$ (77,463)	$ (78,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,553	2,183
Amortization of capitalized software costs	23,683	17,045
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	--
Accounts payable and accrued expenses	11,457	10,102
Deferred income	(6,500)	43,500

Net cash provided by (used in) operating activities	(67,270)	(5,280)

Cash flows from investing activities:
Additions to property and equipment	(708)	(2,548)
Additions to capitalized software costs	(25,879)	(34,526)
Net cash used in investing activities	(26,587)	(37,074)

Cash flows from financing activities:

Proceeds from notes payable	65,000	42,000
Repayment of credit line	(5,564)	-
Net cash provided by (used in) financing activities	59,436	42,000

Net increase (decrease) in cash	(34,421)	(354)

Cash, beginning of period	35,486	2,562

Cash, end of period	$ 1,065	$ 2,208

Supplemental disclosures of cash flow information:
Interest paid	$ 105	$ 64
Income taxes paid	$ --	$ --

Non-cash financing activities:

Issuance of 11,200,000 shares of common stock in satisfaction of

$560,000 notes payable and $29,900 accrued interest payable                    $           --               $      589,900

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At September 30, 2009 (unaudited), PrimeCare had negative working capital and negative stockholders’ equity of $12,626 and $4,979, respectively.  Further PrimeCare incurred net losses for the three months ended September 30, 2009 and for the year ended June 30, 2009 of $77,463 (unaudited) and $385,713, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three months ended September 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30. 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission on October 13, 2009.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	September 30, 2009 (unaudited)	June 30, 2009
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ 13,927	$ 19,491
Due officers, interest at 6%, interest and balance due on July 1, 2011	280,000	215,000

Total	293,927	234.491
Current portion of notes payable	(13,927)	(19,491)
Non-current portion of notes payable	$ 280,000	$ 215,000

NOTE 4 - SOFTWARE LICENSE AGREEMENT AND DEFERRED INCOME

On September 29, 2005, PrimeCare entered into a ten year license agreement with Telemédica SLR (Licensee), a company based in Argentina.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid PrimeCare $60,000 and has agreed to fund the translation and internationalization of PrimeCare V9 in both Spanish and Portuguese.  The Spanish version was completed during 2005.  The Licensee will sub-license PrimeCare V9 to health care providers in the Mercosur and train them in its use.  In the event that the gross revenues derived by Licensee from sub licensing PrimeCare V9 are less than $2,500,000 for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term.  The License provides that the fee to be charged to a sub-licensee shall be not less than $4 per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.

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

At September 30, 2009, warrants consist of:

Expiration

Exercise

Number of

Grant Date

    Date

   Price

  Warrants

     February 23, 2009

      February 22, 2011

  $ .03

1,200,000

     February 23, 2009

      February 22, 2011

     .05

8,855,000

      April 11, 2009

      April 10, 2012

     .03

4,795,000

Total

           14,850,000

The 14,850,000 warrants outstanding and exercisable at September 30, 2009 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants was $.0086 per warrant.

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the three months ended June 30, 2009 and 2008 (unaudited), rent expense pursuant to such operating leases was $21,250 and  $19,667, respectively.  At September 30, 2009 (unaudited), the future minimum lease payments under non-cancelable operating leases (all due in the year ending June 30, 2010) were $63,750.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PrimeCare has experienced recurring losses from operations, and has relied on OCGT, its former parent company, to fund its operations.  Since PrimeCare is no longer a subsidiary of OCGT, it will have to provide its own funding.  To improve its financial position, PrimeCare issued 21,570 shares of Series A Preferred Stock in payment of $215,700 of notes payable assumed from OCGT during January 2006.  To overcome its cash shortfall, in part, during January 2006, PrimeCare issued 3,000 shares of Series A Preferred Stock in payment of $30,000 of loans payable and thereafter, during the month of July 2006, PrimeCare completed a Private Offering of the Series A Preferred Stock, in which it sold 40,000 shares for $400,000 or $10 per share.  $375,000 of the Offering was received during the year ended June 30, 2006 and $25,000 was received during the June 30, 2007 year.  During the three months ended September 30, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.  On March 23, 2009, a shareholder converted 970 shares of Series A Preferred Stock into 97,000 shares of Common Stock.

These Preferred Shares are convertible into a total of 6,660,000 shares of PrimeCare=s common stock.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.  If necessary, PrimeCare intends to provide additional working capital through the sale of additional equity interests, or obtain loans.  However, there can be no assurances that it will succeed in its efforts, which creates a doubt as to its ability to continue as a going concern.

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

Results of PrimeCare’s Operations for the three months ended September 30, 2009, compared to the three months ended September 30, 2008:

PrimeCare’s total revenue was $26,500 for the three months ended September 30, 2008 compared to $26,500 for the three months ended September 30, 2009.  $1,500 of the revenues for each period were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  The remaining $25,000 for each period were due to the amended license agreement with Telemedica SRL, which provides for an annual minimum license fee of $100,000.

PrimeCare follows the Accounting Standards Codification (“ASC”) 350, "Intangibles – Goodwill and Other”.  There was no impairment charge to capitalized software costs during the three months ended September 30, 2009 or 2008.

Research and development costs decreased from $48,201 for the three months ended September 30, 2008 to $45,575 for the three months ended September 30, 2009, a decrease of $2,626.  The decrease primarily resulted from decreases in salaries, payroll taxes, travel and utilities during the three months ended September 30, 2009.

Selling, general and administrative costs were $29,255 for the three months ended September 30, 2009 compared to $25,655 for the three months ended September 30, 2008, an increase of $3,600 primarily due to increases in corporate expenses and rent.

Amortization of capitalized software costs increased $6,638 from $17,045 for the three months ended September 30, 2008 to $23,683 for the three months ended September 30, 2009, as a result of the increase in gross capitalized software costs.

Liquidity and Capital Resources

Cash was $1,065 at September 30, 2009.  The Company has a $20,000 credit line from its bank, $13,927 of which was drawn down as of September 30, 2009.  In the past, PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off effective on December 31, 2005.  The Company has raised $400,000 in a private placement and has retired debt through the issuance of shares of stock as previously discussed.

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.L.R., a company organized and based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by the North Sector’s Director with approval from Chubut’s Secretary of Health.  The North Sector’s central hospital is Hospital Isola, around which it is organized.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at PrimeCare’s Web site http://www.pcare.com/pcnews/press074.aspx for our translation to English or as published in Spanish, at http://www.diariodemadryn.com/vernoti.php?ID=94173.

The contract for the use of PrimeCare V9, as it currently reads, is a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract is not considered as a “final” contract.  The terms of the final contract have been agreed to and the contract is currently being written.  Telemédica has advised that the agreement currently being written will grant a contract to integrate Chubut’s entire healthcare system for a fixed amount per year.  The contract will generate significant revenue.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in Chubut, Argentina); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of September 30, 2009 the Company had cash balances of $1,065 and had the availability of $6,073 of its line of credit in the amount of $20,000.  In addition, the amended distribution agreement with Telemédica, S.R.L. provides for a minimum annual payment to the Company of $100,000 per year.   Since January 1, 2007, the Company has received $835,000 in loans, with interest payable thereon at 6% per annum, fromTelemedicine International LLC, the majority shareholder of Telemédica, S.R.L.and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account, of which $6,073 was available as of September 30, 2009..  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full payment of $560,000 of notes payable plus accrued interest of $29,900 or approximately $0.05 per share. The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

*

Incorporated by reference to Form SB -2, as amended, filed September 29, 2006

(b)

Reports on Form 8-K

No Report on Form 8-K was filed during the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

By: /s/ Edward C. Levine

       Edward C. Levine, Treasurer/Chief Financial Officer

DATED: November   , 2009

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending September 30, 2009;

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

Date: Date: November   , 2009

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending September 30, 2009;

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

Date: Date: November , 2009

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

The Quarterly Report on Form 10-Q for the period ended September 30, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November   , 2009

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

The Quarterly Report on Form 10-Q for the period ended September 30, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November  , 2009

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer

8