Form 10-Q
period 2009-12-31
PrimeCare Systems, Inc.
filed 2010-02-03
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

                     Class                                                           Shares Outstanding at December 31, 2009

Common Stock ($.001 par value)

84,343,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009

F-1

Statements of Operations for the three and six months ended December 31, 2009 and

F-2

 2008 (unaudited)

Statements of Cash Flows for the three and six months ended December 31, 2009 and

 2008 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     7

Item 6.   Exhibits and Reports on Form 8-K

     8

PrimeCare Systems, Inc.

Balance Sheets

	December 31	June 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash	$ 12,530	$ 35,486
Loan receivable	10,350	10,350
Total current assets	22,880	45,836
Other assets:
Property and equipment, net of accumulated depreciation of $128,757 and $125,664, respectively	18,814	17,424
Capitalized software costs, net of accumulated amortization of $276,277 and $227,618, respectively	311,154	302,117
Other assets	4,972	4,972
Total Assets	$ 357,820	$ 370,349

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 27,394	$ 16,395
Notes payable – current portion	--	19,491
Deferred income – current portion	6,000	11,000
Total current liabilities	33,394	46,886
Notes payable – non-current portion	407,500	215,000
Accrued interest payable	8,842	4,479
Deferred income – long term portion	28,500	31,500
Total liabilities	478,236	297,865

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 66,600 and 66,600, respectively	666	666
Common stock, $.001 par value; 200,000,000 shares authorized, issued and outstanding 84,343,120 and 84,298,120 shares, respectively	84,343	84,298
Additional paid-in capital	9,623,326	9,622,696
Accumulated deficit	(9,828,751)	(9,635,176)
Total stockholders’ equity	(120,416)	72,484
Total liabilities and stockholders’ equity	$ 357,820	$ 370,349

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2009 2008 (Unaudited) (Unaudited)		2009 2008 (Unaudited) (Unaudited)

Revenues:
Software license fees	$ (23,500)	$ 26,500	3.000	$ 53,000
Sales commissions	--	102	--	102

Total revenues	(23,500)	26,602	3,000	53,102

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	24,976	18,771	48,659	35,816

Total costs of revenues	24,976	18,771	48,659	35,816

Research and development	43,297	47,021	88,872	95,222

Selling, general and administrative	20,810	17,902	50,065	43,557
Depreciation	1,540	2,372	3,093	4,555

Total operating costs and expenses	90,623	86,066	190,689	179,150

Operating loss	(114,123)	(59,464)	(187,689)	(126,048)

Interest income	5	7	5	26
Interest expense	(1,994)	(180)	(5,891)	(11,725)

Net loss	(116,112)	(59,637)	(193,575)	(137,747)

Income(loss) per common share, basic and diluted:	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	84,299,587	82,701,120	84,298,854	76,361,990

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Six Months Ended December 31,
	2009	2008
	(Unaudited) (Unaudited)
Cash flow from operating activities:
Net loss	$ (193,575)	$ (137,747)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation of property and equipment	3,093	4,555
Amortization of capitalized software costs	48,659	35,816
Stock- based compensation	675	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,362	3,868
Deferred income	(8,000)	17,000

Net cash provided by (used in) operating activities	(133,786)	(76,508)

Cash flows from investing activities:
Additions to property and equipment	(4,483)	(2,795)
Additions to capitalized software costs	(57,696)	(64,427)
Net cash used in investing activities	(62,179)	(67,222)

Cash flows from financing activities:

Proceeds from notes payable, net	192,500	85,587
Proceeds from exercise of warrants	--	62,000
Increase (decrease) in credit line	(19,491)
Net cash provided by (used in) financing activities	173,009	147,587

Net increase (decrease) in cash	(22,956)	3,857

Cash, beginning of period	35,486	2,562

Cash, end of period	$ 12,530	$ 6,419

Supplemental disclosures of cash flow information:
Interest paid	$ 301	$ 64
Income taxes paid	$ --	$ --

Non-cash financing activities:

Issuance of 11,200,000 shares of common stock in satisfaction of

     $560,000 notes payable and $29,900 accrued interest payable                     $         --           $              589,900

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At December 31, 2009 (unaudited), PrimeCare had negative working capital and stockholders’ equity of $10,514 and $120,416, respectively.  Further PrimeCare incurred net losses for the six months ended December 31, 2009 and for the year ended June 30, 2009 of $193,575 (unaudited) and $385,713, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2009 and for the three and six months ended December 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the periods ended December 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended December 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending June 30, 2009. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission on October 9, 2009.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	December 31, 2009 (unaudited)	June 30, 2009
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ --	$ 19,491
Due officers, interest at 6%, interest and balance due on July 31, 2011.	332,500	215,000
Due affiliates of Telemedicine International LLC, interest at 6%, interest and
balance due on July 31, 2011	75,000	--
Total	407,500	234.491
Current portion of notes payable	--	(19,491)
Non-current portion of notes payable	$ 407,500	$ 215,000

Effective September 30, 2008, notes due to officers and Telemedicine International LLC (totaling $560,000) and accrued interest thereon (totaling $29,900) were satisfied in full through the issuance of the Company’s common stock (see Note 5 - Stockholders’ Equity).

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

The agreement was amended as of June 30, 2008 to provide that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.

The agreement was amended November 13, 2009, effective June 30, 2009 and now provides that the Licensee will pay PrimeCare a license fee equal to 50% of the gross fees charged by Licensee with no annual minimum License Fee.  During the quarter ended September 30, 2009, the Company recorded $25,000 as software license fee revenue.  This amount was reversed for the three months ended December 31, 2009.

NOTE 5 - STOCKHOLDERS’ EQUITY

Effective December 29, 2009, the Company issued a total of 45,000 shares of the Company’s Common Stock, par value $0.001 per share, to three employees as additional compensation (15,000 shares each). The market value of the shares issued was $0.015 per share, for an aggregate amount of $675.

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

At December 31, 2009, warrants consist of:

	Expiration	Exercise	Number of
Grant Date	Date	Price	Warrants
February 23, 2009	February 22, 2011	$ .03	1,200,000
February 23, 2009	February 22, 2011	.05	8,855,000
April 11, 2009	April 10, 2012	.03	4,795,000

Total			14,850,000

The 14,850,000 warrants outstanding and exercisable at December 31, 2009 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants was $.0086 per warrant.

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the three months ended June 30, 2009 and 2008 (unaudited), rent expense pursuant to such operating leases was $21,250 and  $19,667, respectively.  At December 31, 2009 (unaudited), the future minimum lease payments under non-cancelable operating leases (all due in the year ending June 30, 2010) were $41,802.

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

Results of PrimeCare’s Operations for the three and six months ended December 31, 2009, compared to the  three and six months ended December 31, 2008:

PrimeCare’s total revenue was $26,602 and $53,102 for the three and six months ended December 31, 2008 compared to ($23,500) and $3,000 for the three and six months ended December 31, 2009.  The decrease in revenues was primarily due to the revised license agreement with Telemedica, which eliminated a minimum annual fee of $100,000 per year and decreased their share of the license fee.  The $25,000 recorded as revenue during the three months ended September 30, 2009 was reversed to reflect the amendment to the license agreement.  $1,500 of the revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  $1,500 was recognized as income for each three month period.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  There was no impairment charge to capitalized software costs during the three and six months ended December 31, 2009 and 2008.

Research and development costs decreased from $47,021 for the three months ended December 31, 2008 to $43,297 for the three months ended December 31, 2009, a decrease of $3,724.  Research and development costs decreased to $88,872 for the six months ended December 31, 2009 from $95,222 for the six months ended December 31, 2008, a decrease of $6,350.  The decrease primarily resulted from increases in capitalized software development costs for the months ended December 31, 2009.

Selling, general and administrative costs were $50,065 for the six months ended December 31, 2009 compared to $43,557 for the six months ended December 31, 2008, an increase of $6,508.  Selling, general and administrative costs were $20,810 for the three months ended December 31, 2009 compared to $17,902 for the three months ended December 31, 2008, an increase of $2,909.

Amortization of capitalized software costs increased $6,205 and $12,483 from $18,771 and $35,816 for the three and six months ended December 31, 2008 to $24,976 and $48,659 for the three and six months ended December 31, 2009, as a result of the increase in gross capitalized software costs ($587,431 at December 31, 2009).

Liquidity and Capital Resources

Cash was $12,530 at December 31, 2009.  The Company has a $20,000 credit line from its bank, none of which was drawn down as of December 31, 2009.  PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was from loans from related parties, the exercise of warrants and the sale of the Company’s stock.  See Notes 3, 5 and 6 of “NOTES TO FINANCIAL STATEMENTS (Unaudited).”    The Company has raised $400,000 in a private placement and has retired debt through the issuance of shares of stock as previously discussed.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of December 31, 2009 the Company had cash balances of $12,530 and had the availability of its line of credit in the amount of $20,000.  Since January 1, 2007, the Company has received $960,000 in loans, with interest payable thereon at 6% per annum, fromTelemedicine International LLC, the majority shareholder of Telemédica, S.R.L., and affiliates, and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.  There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock.

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account, all of which was available as of December 31, 2009.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 29, 2009, the Company issued, as additional compensation to three employees, a total of 45,000 shares of the Company’s Common Stock, par value $0.001 per share (15,000 shares each). The market value of the shares issued was $0.015 per share, for an aggregate amount of $675.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

DATED: January 29, 2010

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending December 31, 2009;

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

Date: Date: January 29, 2010

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending December 31, 2009;

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

Date: Date: January 29, 2010

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

The Quarterly Report on Form 10-Q for the period ended December 31, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 29, 2010

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

The Quarterly Report on Form 10-Q for the period ended December 31, 2009 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 29, 2010

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer