Form 10-Q
period 2010-03-31
PrimeCare Systems, Inc.
filed 2010-05-10
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                     Class                                                           Shares Outstanding at March 31, 2010

Common Stock ($.001 par value)

110,438,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009

F-1

Statements of Operations for the three and nine months ended March 31, 2010 and

 2009 (unaudited)

F-2

Statements of Cash Flows for the three and nine months ended March 31, 2010 and

  2009 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     7

Item 6.   Exhibits and Reports on Form 8-K

     8

PrimeCare Systems, Inc.

Balance Sheets

	March 31,	June 30,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash	$ 30,676	$ 35,486
Loan receivable	10,350	10,350
Total current assets	41,026	45,836
Other assets:
Property and equipment, net of accumulated depreciation of $130,531 and $125,664, respectively	17,894	17,424
Capitalized software costs, net of accumulated amortization of $302,845 and $227,618, respectively	321,027	302,117
Other assets	4,972	4,972
Total Assets	$ 384,919	$ 370,349

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 16,155	$ 16,395
Notes payable – current portion	--	19,491
Deferred income – current portion	6,000	11,000
Total current liabilities	22,155	46,886
Notes payable – non-current portion	82,500	215,000
Accrued interest payable	254	4,479
Deferred income – long term portion	27,000	31,500
Total liabilities	131,909	297,865

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 8,600 and 66,600 shares, respectively	86	666
Common stock, $.001 par value; 200,000,000 shares authorized, issued and outstanding 110,438,120 and 84,298,120 shares, respectively	110,438	84,298
Additional paid-in capital	10,042,779	9,622,696
Accumulated deficit	(9,900,293)	(9,635,176)
Total stockholders’ equity	253,010	72,484
Total liabilities and stockholders’ equity	$ 384,919	$ 370,349

See notes to financial statements.

F 1

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010 2009 (Unaudited) (Unaudited)		2010 2009 (Unaudited) (Unaudited)
Revenues:
Software license fees	$ 11,300	$ 26,500	$ 14,300	$ 79,500
Sales commissions	--	--	--	102

Total revenues	11,300	26,500	14,300	79,602

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	26,568	20,266	75,227	56,082

Total costs of revenues	26,568	20,266	75,227	56,082
Research and development	39,618	50,265	128,490	145,488

Selling, general and administrative	14,564	98,697	64,629	142,254
Depreciation	1,774	2,137	4,867	6,692

Total operating costs and expenses	82,524	171,365	273,213	350,516

Operating loss	(71,224)	(144,865)	(258,913)	(270,914)

Interest income	15	20	20	46
Interest expense	(333)	(1,501)	(6,224)	(13,226)

Net loss	$ (71,542)	$ (146,347)	$ (265,117)	$ (284,094)

Income(loss) per common share, basic and diluted:	$ (00)	$ (.00)	$ (00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	85,986,398	84,201,120	84,861,369	78,942,725

See notes to financial statements.

F 2

PrimeCare Systems, Inc.

Statements of Cash Flows

	Nine Months Ended March 31,
	2010	2009
	(Unaudited) (Unaudited)
Cash flow from operating activities:
Net loss	$ (265,117)	$ (284,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,800	82,197
Depreciation of property and equipment	4,867	6,692
Amortization of capitalized software costs	75,227	56,083
Changes in operating assets and liabilities:
Accounts receivable	--	(5,000)
Accounts payable and accrued expenses	4,378	5,657
Deferred income	(9,500)	(4,500)

Net cash provided by (used in) operating activities	(188,345)	(142,965)

Cash flows from investing activities:
Additions to property and equipment	(5,337)	(3,071)
Additions to capitalized software costs	(94,137)	(100,626)
Net cash used in investing activities	(99,474)	(103,697)

Cash flows from financing activities:

Proceeds from notes payable, net	302,500	216,003
Repayment of note payable under credit line	(19,491)	--
Proceeds from exercise of warrants	--	62,000
Net cash provided by (used in) financing activities	283,009	278,003

Net increase (decrease) in cash	(4,810)	31,341

Cash, beginning of period	35,486	2,562

Cash, end of period	30,676	$ 33,903

Supplemental disclosures of cash flow information:
Interest paid	$ 79	$ 64
Income taxes paid	--	$ --

Non-cash financing activities:

          Issuance of 20,250,000 and 11,200,000 shares of common stock,

          respectively, in satisfaction of $435,000 and $560,000 notes payable

          and $8,843 and $29,900 accrued interest payable, respectively.                      $     443,843             $     589,900

          Issuance of 5,800,000 shares of common stock in exchange

          for 58,000 shares of Series A preferred stock in 2010

    $               --              $               --

See notes to financial statements.

F 3

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At March 31, 2010 (unaudited), PrimeCare had cash of $30,676 and positive working capital of $18,871.  Further, PrimeCare incurred losses from continuing operations for the nine months ended March 31, 2010 and for the year ended June 30, 2009 of $265,117 (unaudited) and $385,713, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the nine months ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

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

For the nine months ended March 31, 2010 and 2009 (unaudited), diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive:

Nine Months Ended

        March 31,

	2010	2009
Series A Preferred Stock	6,638,519	6,750,000
Warrants	14,850,000	7,123,888
Total shares	21,488,519	13,873,888

F 4

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	March 31, 2010 (unaudited)	June 30, 2009
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ --	$ 19,491
Due officers, interest at 6%, interest and balance due on July 31, 2011	82,500	215,000
Total	82,500	234.491
Current portion of notes payable	--	(19,491)
Non-current portion of notes payable	$ 82,500	$ 215,000

Effective March 31, 2010, notes due to an officer and Telemedicine International LLC (totaling $435,000) and accrued interest thereon (totaling $8,843) were satisfied in full through the issuance of the Company’s common stock (see Note 5 - Stockholders’ Equity).

NOTE 4 - SOFTWARE LICENSE AGREEMENT AND DEFERRED INCOME

On September 29, 2005, PrimeCare entered into a ten year license agreement with Telemédica SLR (Licensee), a company based in Argentina.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid PrimeCare $60,000 and has agreed to fund the translation and internationalization of PrimeCare V9 in both Spanish and Portuguese.  The Spanish version was completed during 2005.  The Licensee will sub-license PrimeCare V9 to health care providers in the Mercosur and train them in its use.  In the event that the gross revenues derived by Licensee from sub licensing PrimeCare V9 are less than $2,500,000 for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term.  The License provided that the fee to be charged to a sub-licensee shall be not less than $4 per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year. PrimeCare has since agreed to a flat fee per year per sub-licensee.

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

The agreement was amended November 13, 2009, effective June 30, 2009, and now provides that the Licensee will pay PrimeCare a license fee equal to 50% of the gross fees charged by Licensee with no annual minimum License Fee.  During the quarter ended September 30, 2009, the Company recorded $25,000 as software license fee revenue.  This amount was reversed in the three months ended December 31, 2009.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, the Company issued a total of 20,250,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $435,000 of notes payable plus accrued interest thereon of $8,843.

F 5

Effective March 31, 2010, the Company issued a total of 45,000 shares of the Company’s Common Stock, par value $0.001 per share, to three employees as additional compensation (15,000 shares each). The market value of the shares issued was $0.025 per share, for an aggregate amount of $1,125.

In March 2010, shareholders converted 58,000 shares of Series A Preferred Stock into 5,800,000 shares of Common Stock. The basis of conversion is 100 shares of Common Stock for each share of Series A Preferred Stock being converted.

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

F 6

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

At March 31, 2010, warrants consist of:

Expiration

Exercise

Number of

Grant Date

    Date

   Price

  Warrants

     February 23, 2009

      February 22, 2011

  $ .03

1,200,000

     February 23, 2009

      February 22, 2011

     .05

8,855,000

      April 11, 2009

      April 10, 2012

     .03

4,795,000

Total

           14,850,000

The 14,850,000 warrants outstanding and exercisable at March 31, 2010 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants was $.0086 per warrant.

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the nine months ended March 31, 2010 and 2009 (unaudited), rent expense pursuant to such operating leases was $56,906 and $59,418, respectively.  At March 31, 2010 (unaudited), the future minimum lease payments under non-cancelable operating leases (all due in the year ending June 30, 2010) were $19,626.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

F 7

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

PrimeCare has experienced recurring losses from operations, and has relied on OCGT, its former parent company, to fund its operations.  Since PrimeCare is no longer a subsidiary of OCGT, it will have to provide its own funding.  To improve its financial position, PrimeCare issued 21,570 shares of Series A Preferred Stock in payment of $215,700 of notes payable assumed from OCGT during January 2006.  To overcome its cash shortfall, in part, during January 2006, PrimeCare issued 3,000 shares of Series A Preferred Stock in payment of $30,000 of loans payable and thereafter, during the month of July 2006, PrimeCare completed a Private Offering of the Series A Preferred Stock, in which it sold 40,000 shares for $400,000 or $10 per share.  $375,000 of the Offering was received during the year ended June 30, 2006 and $25,000 was received during the June 30, 2007 year.  During March 2010 , 58,000 shares of the Series A Preferred Stock were converted into 5,800,000 shares of the Company’s Common Stock. During the three months ended September 30, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.  On March 23, 2009, a shareholder converted 970 shares of Series A Preferred Stock into 97,000 shares of Common Stock.

The unconverted Preferred Shares are convertible into a total of 860,000 shares of PrimeCare=s common stock.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.  If necessary, PrimeCare intends to provide additional working capital through the sale of additional equity interests, or obtain loans.  However, there can be no assurances that it will succeed in its efforts, which creates a doubt as to its ability to continue as a going concern.

During the three months ended March 31, 2010, the Company issued a total of 20,250,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $435,000 of notes payable plus accrued interest thereon of $8,843.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

Results of PrimeCare’s Operations for the three and nine months ended March 31, 2010, compared to the  three and nine months ended March 31, 2009:

PrimeCare’s total revenue was $11,300 and $14,300 for the three and nine months ended March 31, 2010 compared to $26,500 and $79,602 for the three and nine months ended March 31, 2009.  The decrease in revenues was primarily due to the revised license agreement with Telemedica, which eliminated the minimum annual fee of $100,000 per year.  $4,500 of the revenues in both nine month periods were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  $1,500 was recognized as income for each three month period.  $4,800 of the revenues for the three and nine months ended March 31, 2010 represents the Company’s share (50%) of the first payment from the Province of Chubut on its ten year license agreement.

PrimeCare follows Accounting Standards Codification (“ASC”) Topic No.350, “Intangibles- Goodwill and Other”, formerly, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  There was no impairment charge to capitalized software costs during the three and nine months ended March 31, 2010 and 2009.

Research and development costs decreased from $50,265 and $145,488 for the three and nine months ended March 31, 2009 to $39,618 and $128,490 for the three and nine months ended March 31, 2010, a decrease of $10,447 and $16,998, respectively.  The decreases primarily resulted from the charge for the issuance of warrants based on a Black-Scholes formula during the three months ended March 31, 2009.

Selling, general and administrative costs were $14,564 and $64,629 for the three and nine months ended March 31, 2010 compared to $98,697 and $142,254 for the three and nine months ended March 31, 2009, a decrease of $84,133 and $77,625, respectively.  The decrease primarily resulted from the charge of $75,664 for the issuance of warrants based on a Black-Scholes formula during the three months ended March 31, 2009.

Amortization of capitalized software costs increased $6,302 and $19,145 to $26,568 and $75,227 for the three and nine months ended March 31, 2010 from $20,266 and $56,082 for the three and nine months ended March 31, 2009, as a result of the increase in gross capitalized software costs ($623,872 at March 31, 2010).

Liquidity and Capital Resources

Cash was $30,676 at March 31, 2010.  The Company has a $20,000 credit line from its bank, none of which was drawn down as of March 31, 2010.  PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was from Shareholders’ loans, the exercise of warrants and the sale of the Company’s stock.  See Notes 3, 5 and 6 of “NOTES TO FINANCIAL STATEMENTS (Unaudited)”

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company organized and based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by the North Sector’s Director with approval from Chubut’s Secretary of Health.  The North Sector’s central hospital is Hospital Isola, around which it is organized.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at PrimeCare’s Web site http://www.pcare.com/pcnews/press074.aspx for our translation to English or as published in Spanish, at http://www.diariodemadryn.com/vernoti.php?ID=94173.

The contract for the use of PrimeCare V9 has been replaced with a ten year contract paying a fixed amount for the first two years with provisions for increases over the balance of the contract as the use of the PrimeCare System is used throughout the Province.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in Chubut, Argentina); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).  Telemédica has advised that the agreement currently being written will grant a contract to integrate Chubut’s entire healthcare system for a fixed amount per year.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of March 31, 2010 the Company had cash balances of approximately $30,676 and had the availability of its line of credit in the amount of $20,000.  Since January 1, 2007, the Company has received $1,075,000 in loans, with interest payable thereon at 6% per annum, from Telemedicine International LLC, the majority shareholder of Telemédica, S.R.L., and affiliates, and PrimeCare’s

President to cover the Company’s cash shortfalls, of which $992,500, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.  There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock.

The Company has a $20,000 line of credit from RBC Centura Bank, with whom the Company maintains a checking account, all of which was available as of March 31, 2010.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCare=s management believes that the current and potential Argentina Licenses will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable.

Currently, the Company has no material commitments for capital expenditures outstanding.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms.  The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations.  The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls.  No changes occurred during the quarter ended March 31, 2010 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective March 31, 2010, the Company issued a total of 45,000 shares of the Company’s Common Stock, par value $0.001 per share, to three employees as additional compensation (15,000 shares each). The market value of the shares issued was $0.025 per share, for an aggregate amount of $1,125.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

During March 2009  shareholders converted 58,000 shares of Series A Preferred Stock into 5,800,000 shares of Common Stock. The basis of conversion is 100 shares of Common Stock for each share of Series A Preferred Stock being converted.

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

During the three months ended March 31, 2010, the Company issued a total of 20,250,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $435,000 of notes payable plus accrued interest thereon of $8,843.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.

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

DATED: May 7, 2010

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending March 31, 2010;

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

Date: Date: May 7, 2010

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending March 31, 2010;

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

Date: Date: May 7, 2010

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

The Quarterly Report on Form 10-Q for the period ended March 31, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 7, 2010

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

The Quarterly Report on Form 10-Q for the period ended March 31, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 7, 2010

By:/s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer