Form 10-K
period 2010-06-30
PrimeCare Systems, Inc.
filed 2010-10-12
CIK 1324152

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended   June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number     333-137702

     PRIMECARE SYSTEMS, INC.

(Name of small business issuer in its charter)

               DELAWARE

54-1707928

(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

134 So. Central Avenue, Elmsford, New York  10523

(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number    (914) 576-8457

  56 Harrison Street, New Rochelle, New York       10801

(Former address of principal executive offices)         (Zip Code)

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

The issuer’s revenues for its most recent fiscal year were $23,600.00

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on August 6, 2010 was $1,104,781.12.  As of August 6, 2010 the Registrant had 110,478,120 shares of Common Stock outstanding.

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

 PrimeCare was incorporated in the State of Delaware on May 2, 1994.  The Company's principal executive office is located at 134 So. Central Avenue, Elmsford, New York 10523 and its telephone number is (914) 576-8457.  The Company’s research and development facility and home of our Web sites is located at 610 Thimble Shoals Boulevard, Newport News, VA 23606.  The Company's principal executive office was formerly located at 56 Harrison Street, New Rochelle, N. Y. 10801.

Background.

PrimeCare was a wholly owned subsidiary of OCG Technology, Inc., a Delaware corporation, whose common stock was publicly traded.  On December 31, 2005, PrimeCare’s stock held by OCGT, was spun-off to OCGT’s shareholders of Record as a stock dividend.  After the spin-off PrimeCare filed a Registration Statement pursuant to the Securities Act of 1933, as amended (the AAct@), with the Securities and Exchange Commission (the ACommission@) to register its common stock, which Registration Statement became effective on January 14, 2008.

Products Overview:

PrimeCareJ Version Nine (“PrimeCareJ V9”):

PrimeCareJ V9 is PrimeCare’s most recent, ground-up redesign and re-write of its initial electronic medical record (AEMR@).

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

PrimeCareJ V9 is a Windows7 application.  The client tier will run on Windows7 XP, or any later Windows7 desktop operating system, such as Windows7 2000, Windows7 NT, or Windows7 Seven.  It will not run on UNIX or Linux.  The provider tier and data base tier of PrimeCareJ V9 is hosted on redundant Windows7 2000 or Windows7 2003 servers with integrated backup and standby support.

As a three-tier application, PrimeCareJ V9 requires only that the client tier (end-user) application be installed at the end-user location (usually, the health care provider’s facility).  Although the client tier uses the Internet to communicate with the provider tier, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations.  The client tier is a specially written front-end application, designed to be downloaded by the end-user via a Web connection, and then installed at the end-user=s location using normal Windows7 installation procedures.

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

Beyond being intended as a user friendly patient management system, that is patient, physician and staff interactive, the PrimeCareJ V9 system: (i) is Health Insurance Portability Accountability Act (AHIPAA@) compliant; (ii) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, and over 300 patient education articles; (iii) does not require the patient to have computer or typing skills; (iv) enables the physician to obtain a patient’s detailed history of present illness (AHPI@), by having the patient answer the questionnaires, in or out of the physician’s office/clinic, without requiring a physician or a staff member to be present; (v) allows the physician to interact directly with PrimeCareJ V9, to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (vi) provides automatic (real time) calculation of the Centers for Medicare & Medicaid Services (formerly, the Health Care Financing Administration) mandated Evaluation and Management (AE&M@) code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payers for office visits;  (vii) creates clinical and patient databases for outcomes research.

When the patient arrives at, or telephones, a doctor’s office, which is equipped with PrimeCareJ V9, a staff member, based upon the patient’s chief complaint and/or symptoms, selects an appropriate questionnaire, or questionnaires, for the patient to answer.  If the patient is at the doctor’s office, the staff member takes and enters the patient’s vital signs.  In this case, the patient would be seated at a computer, (or, if at home or in his or her own office, then via the Internet), to answer the complaint-specific questionnaires selected by the staff member.  When the patient completes the questionnaire(s), PrimeCareJ V9 prepares a Preliminary Report (the AReport@) for the physician to review before examining the patient.

This Report contains nurse’s notes, if any, the patient’s vital signs (if entered), along with, most importantly, the patient’s detailed HPI, which includes all of the positive and significant negative responses to the questions contained in the completed questionnaire(s), plus an alphabetical list of diagnostic possibilities with the triggering patient responses annotated.  If the patient prefers to read and answer the questions in any one of (currently) eight languages (English, Spanish, Portuguese, French, Italian, Dutch, German or Swedish), and the physician is more fluent in one of the other languages, with the stroke of one key by the physician, the entire patient record appears in the language of the physician’s choice.  The same simple key stroke or Amouse@ click process used by the patient allows the physician, or appropriate staff member, to select and document physical findings (normal and abnormal), assessments, tests, referrals and treatment plan; to prescribe medications; to select patient education handout materials; and to specify follow-up instructions.

A permanent electronic record of the visit is thereby generated, and the need for dictation and transcription, with their associated costs, is virtually eliminated.  At the conclusion of the encounter, a final summary report of the visit, that includes the patient’s HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient’s file.  A copy of the documentation can be printed for the patient to keep in his or her own personal medical record.

CodeComplierJ

PrimeCare has also developed its ACodeComplierJ@, an application software program used in conjunction with its PrimeCareJ V9 and PrimeCareOnTheWeb (see below).  As each item of information is entered and collected by PrimeCare during the patient encounter, the CodeComplierJ organizes the data in the proper classification and, using the Centers for Medicare & Medicaid Services (ACMS@, formerly called, HCFA) Documentation Guidelines, automatically calculates the E&M code level, with full audit trail, used for determining the reimbursement level of Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit.  The process is intended to eliminate or reduce the time and effort that would otherwise be required by the physician or staff to complete this task.  CodeComplierJ is intended to help take the guesswork out of E&M and third party payer compliance.  CodeComplierJ is an integral part of PrimeCare’s PrimeCareJ V9.

PrimeCareOnTheWeb.com (the APCW Site@):

The PCW Site is a physician and patient interactive Web Site that: (i) uses PrimeCareJ V9’s questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, and the CodeComplierJ for real time calculation of E&M code; (ii) enables physicians to obtain their patient=s detailed HPI by having the patient answer questionnaires via the Internet without requiring physician or staff participation; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces a  comprehensive HPI that includes all of the Ayes@ answers, pertinent negatives, and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) provides protection for Internet communication and the confidentiality rights of every user through the use of identification (AID@) and password requirements and secure digital certificates (vii) encrypts all data for storage; (viii) creates a database for outcomes research; and (ix) automatically provides registered physicians individual Web sites on PrimeCares YourOwnDoctor.com.

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

Licensing Fees:

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement, for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company based in Argentina (“Telemédica@ or “Licensee”).  The Medical Director of Telemédica, a physician in Argentina, started using PrimeCareJ Version Nine (APrimeCare V9@) in November 2004.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, Telemédica paid PrimeCare $60,000, and funded the translation and internationalization of PrimeCareJ Version Nine into Spanish, which is owned by PrimeCare.  The Spanish version was completed during the last quarter of 2005. Telemédica will sub-license PrimeCareJ Version Nine to Health Care Providers in the Mercosur, and train them in its use.  The license agreement provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless PrimeCare agrees, in writing, to a lower fee.   PrimeCare will receive 25% of the first $400,000 of fees, which will enable Licensee to recover the $60,000 and translation costs, and thereafter, PrimeCare will receive 50% of fees in excess of $400,000.  The $60,000 we received and charged to deferred income will be recognized as income over the ten year term of the contract.  The agreement was amended as of June 30, 2008 and provided that the Licensee would pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  The modified agreement was subsequently amended November 13, 2009, effective June 30, 2009, and now provides that the Licensee will pay to PrimeCare a license fee equal to 50% of the gross fees charged by Licensee with no annual minimum License Fee.  Telemédica has obtained a contract for the use of PrimeCare Version 9 from the Province of Chubut.  The use of the PrimeCare System as a key component of the health care system of the  Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at http://www.diariodemadryn.com/vernoti.php?ID=94173 in Spanish or our translation to English at PrimeCare’s Web site www.pcare.com.

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

The article, ASoftware for Symptoms@, raises the question as to why diagnostic software has not found more of a market, stating that some doctors say it takes too much time to enter extensive patient data into some systems.

Unlike some competitive EMRs or CPRs, PrimeCareJ V9 can actually reduce the physician’s time needed to collect and organize the patient-physician encounter documentation.  In particular, PrimeCareJ V9 incorporates an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient questionnaires for diagnostic and follow-up office visits.  During an office visit, the patient responds to the questionnaires prior to being seen by the physician, and without requiring physician time or staff presence.  When the questionnaire is completed, a preliminary diagnostic report is generated for physician review, prior to the face-to-face encounter with the patient.  This report contains all the patient’s Apositive@ answers, pertinent Anegative@ answers, and lists diagnostic possibilities in alphabetical order, together with those responses that gave rise to each diagnostic consideration.

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

PrimeCareJ V9 does not make any medical decisions.  It gathers, organizes, and prepares information for the physician to review, as an aid in making the correct diagnosis.  As the patient=s responses to questions are recorded, they are incorporated into the patient record, in real time, without additional effort required on the part of either physician or staff, and without requiring dictation and subsequent transcription.

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

While competitive systems seemingly increase the physician’s workload, PrimeCareJ V9 reduces the time spent with the patient by the physician and staff.  The patient can answer the PrimeCareJ V9 questionnaires in the physician’s office or via the Internet from work or home, prior to arriving at his or her appointment, all without the participation of the physician or staff.

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

Employees

The Company has nine  employees including officers.  Three full time employees are non-salaried officers, five are full time salaried employees, and one is a paid part time employee.

Item 2.  Properties

The Company leased approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintained its executive office.  The lease bore an annual rental of $29,101 and expired on May 31, 2010.  PrimeCare has moved from that facility and is now a month to month tenant at another facility in Elmsford, New York.  The Company also leases approximately 3,634 square feet of office space in Newport News, VA.  This lease bears an annual rental of $56,685 until it expires on May 31, 2011.

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

During September 2007, PrimeCare issued 3,000 shares of Series A Preferred Stock in payment of $15,000 of loans payable.  The Preferred Shares are convertible into 300,000 shares of PrimeCare=s common stock, which is a conversion rate of $0.05 per share.  In reliance on Section 4(2) of the Act, the securities issued were deemed to be exempt from registration as transactions by an issuer not involving a public offering.  The Company made the determination that the three individuals to whom the shares were issued had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  In addition, they were all sophisticated investors with access to information about the company.  At the time of the transaction, each of the individuals were shareholders of OCGT, will be shareholders of the Company upon distribution of the dividend, are accredited investors and possess knowledge and information about the Company normally provided in a prospectus.  A legend was placed on the stock certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

In April 1998, PrimeCare completed development of CodeComplierJ.  During a patient office visit, the CodeComplierJ organizes each item of the data in the proper classification and, using the CMS Documentation Guidelines, automatically calculates the E&M code level used for determining the physician=s reimbursement from Medicare and other third party payers for the office visit.

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

PrimeCare has experienced recurring losses from operations.  The Company has covered its losses from operations primarily by borrowing money from related parties.  Effective September 30, 2008, the Company issued a total of 11,200,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $560,000 of notes payable plus accrued interest thereon of $32,999.   Since that date the Company has borrowed an additional $39,500.

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

Results of PrimeCare’s Operations for the year ended June 30, 2010, compared to the year ended June 30, 2009:

PrimeCare’s total revenue from continuing operations was $23,600 for the year ended June 30, 2010 and $106,102 for the year ended June 30, 2009.  In 2009 $100,000 was due to the amendment of the distributor agreement with Telemédica, S.R.L. on June 30, 2008, which provides in part for an annual minimum royalty payment of $100,000.  $6,000 of the revenues were due to PrimeCare receiving $60,000 on September, 29, 2005, for granting a license to use PrimeCare V9, which amount was booked to deferred income and is being recorded as income over a period of ten years.  During the year ended June 30, 2010 PrimeCare had revenues of $23,600, $6,000 of which was derived from deferred revenue and $17,600 from other sources.

PrimeCare follows the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  There were no impairment charges to capitalized software costs during the years ended June 30, 2010 and. June 30, 2009.

Research and development costs decreased from $204,866 for the year ended June 30, 2009 to $173,158 for the year ended June 30, 2010, a decrease of $31,708.

Selling, general and administrative costs were $186,644 for the year ended June 30, 2009 compared to $71,519 for the year ended June 30, 2010, a decrease of $115,125 primarily due to a decrease in stock-based compensation of $104,775 for year ended June 30, 2009.

Amortization of capitalized software costs increased $26,405 from $78,159 for the year ended June 30, 2009 to $104,564 for the year ended June 30, 2010, as a result of the increase in gross capitalized software costs.

Liquidity and Capital Resources

Cash was $24,049 at June 30, 2010.  The Company has a $20,000 credit line from its bank, $2,019 of which was drawn down as of June 30, 2010.  In the past, PrimeCare’s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off.  The Company raised $400,000 in a private placement as previously discussed.

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

The original contract for the use of PrimeCare V9 was a one year rolling contract paying a fixed amount to integrate the Sector Norte’s health system.  This contract was not considered as a “final” contract.  The general terms of the final agreement were agreed to and the agreement written and finalized in the last quarter of 2009.  The PrimeCare V9 System has been thoroughly evaluated by Chubut’s Secretary of Health and an advisor from Argentina’s Ministry of Health, who has been assigned by Argentina’s President to help Chubut to reform its health system.  At the request of the medical authorities of Chubut and to meet the medical system needs of Chubut, in the spirit of cooperation, PrimeCare created and added software programs to the PrimeCare System to give it the ability to: (a) input and store a physician's availability schedule and to display appointment schedules by clinic, location, and physician (It is being used as the basis for appointment scheduling by hospitals in the Sector Norte); (b) enable local users to provide internal procedure billing codes for use in the appointment billing module (Note that this is written specifically for insurance requirements in Argentina and does not have applicability in any other locality); (c) track source of patient personal identifier with user specified source options (e.g, the user can create a list of ID sources, such as SSAN, Passport, Driver's License, DNI, LE, LC - the last three are specific to Argentina); (d) enable installations to specify images / logos to show for their users, and to override the default program name with a locally defined name; (e) identify and color code “out of limits” lab values, as well as charting lab values which have numeric results (some lab values are only positive / negative, and cannot be charted graphically); (f) convert Argentina supplied patient demographic information into PrimeCare compatible information; (g) incorporate ICD-10 diagnostic codes in parallel with existing ICD-9 codes, with ability for each installation to supply up to two additional codes for each diagnosis; and (h) record data for patient pregnancies and deliveries, supporting Argentina's Plan Nacer ("Healthy Child" initiative).

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

Telemédica said the fee structure will be changed from the original concept, which anticipated a flat rate of $4 per year, per patient.  They say that Chubut prefers to pay a flat, negotiated service fee.  Telemédica has advised PrimeCare that on October 23rd, 2009, they entered into a ten year contract with the Argentine province of Chubut (population 450,000) for use of the PrimeCare Patient Management System, in the province's hospitals, clinics, and primary health centers.  The Chubut contract pays Telemédica a fixed amount for the first two years with provisions for possible increases over the balance of the contract as the PrimeCare System is implemented throughout the Province.  The PrimeCare System was thoroughly evaluated by Chubut’s Secretary of Health, who is now an Argentine senator serving on the senate's healthcare committee.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of June 30, 2010 the Company had cash balances of approximately $24,049 and had the availability of $17,981 of its line of credit in the amount of $20,000.  In addition, the amended distribution agreement with Telemédica, S.R.L. provides for a payments to the Company of 50% of the gross fees charged by Licensee with no annual minimum License Fee.   Since January 1, 2007, the Company has received $775,000 in loans, with interest payable thereon at 6% per annum, fromTelemedicine International LLC, the majority shareholder of Telemédica, S.R.L.and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCares management believes that the Argentina License will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable

Currently, the Company has no material commitments for capital expenditures outstanding.

Item 7. Financial Statements

The following are included and filed under this Item and appear immediately following the signature page on page 23.

PAGE

Independent Auditor’s Report

F-1

Consolidated Balance Sheet - June 30, 2010

F-2

Consolidated Statements of Operations -

Years ended June 30, 2010 and 2009

F-3

Consolidated Statements of Shareholders'

Equity - Years ended June 30, 2010 and 2009

F-4

Consolidated Statements of Cash Flows -

Years ended June 30, 2010 and 2009

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

There have not been any changes in our internal control over financial reporting during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8A(T). Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended June 30, 2010. We believe that internal control over financial reporting is effective.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Name

Age

Position

Edward C. Levine

83

Director and Treasurer

Robert A. Shiver

75

President and Director

Jeffrey P. Nelson

66

Vice President, Secretary and Director

W. Jordan Fitzhugh

64

Executive Vice President, Director

Jarema S. Rakoczy

66

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

No Director, officer, affiliate or promoter of PrimeCare Systems, Inc., has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

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

Robert A. Shiver has been a Director of PrimeCare, and its President, since August 22, 2005.  Mr. Shiver was a career officer in the US Air Force, and retired as a Colonel.  Before retirement, he had served in positions with the U.S. Air Force Intelligence Staff, the Defense Intelligence Agency, the National Security Agency and the Office of the Director of the Central Intelligence.  Since 1987, Colonel Shiver has served as finance officer of Sundog Productions LLC, a manufacturing business with manufacturing facilities in Virginia and Guatemala.  Colonel Shiver received an MBA from George Washington University

Jeffrey P. Nelson has served as a Director of PrimeCare since November 1994, as its Secretary since June 1994, and as a Corporate Vice President since November 1997.  Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990.  Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.  He was also a Director, Vice President and Secretary of OCGT until his resignation from all positions on December 31, 2005.

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

Name and Principal Position	Year	Annual Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)1	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Shiver	2009	$ 0	$ 0	$ 0	$ 8,187	$ 0	$ 0	$ 0	$ 0
President	2008	0	0	0	0	0	0	0	0

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

Board Committees

Audit Committee.  We intend to establish an audit committee of the Board of Directors by the end of 2010, which will consist of soon-to-be-nominated independent directors.  The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.  We intend to establish a compensation committee of the Board of Directors by the end of 2010.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, to the best of our knowledge, with respect to each person known by us that will own beneficially more than 5% of the outstanding common stock following completion of the distribution, as well as each Director and all Directors and officers as a group.

Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class
Common	Edward C. Levine 56 Harrison Street New Rochelle, NY 10801	3,538,826	direct	4.20%
Common	Jeffrey P. Nelson 56 Harrison Street New Rochelle, NY 10801	2,828,800	direct	3.36%
Common	W. Jordan Fitzhugh 610 Thimble Shoals Blvd. Newport News, VA 23606	2,936,950	direct	3.49%
Common	Jarema S. Rakoczy 56 Harrison Street New Rochelle, NY 10801	659,600	direct	0.78%
Common	Robert A. Shiver 610 Thimble Shoals Blvd. Newport News, VA 23606	7,960,000	direct & jointly	9.45%
Common	All directors and officers as a group (5 Persons)	17,924,176		21.29%

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

Jeffrey P. Nelson  B  warrants to purchase 2,250,000 shares;

W. Jordan Fitzhugh  B  warrants to purchase 1,525,000 shares;

 Jarema S. Rakoczy  B  warrants to purchase 500,000 shares. and

Robert A. Shiver -  warrants to purchase 1,000,000 shares.

 4,425,000 of the above warrants were issued on February 23, 2009 and 3,850,000 of the above warrants were issued on April 11, 2009 and are part of the warrants discussion in MANAGEMENT’S DISCUSSION under Results of PrimeCare=s Operations for the year ended June 30, 2010, compared to the year ended June 30, 2009 and are the warrants set forth in the above tables relating to Officers Compensation in the MANAGEMENT section

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the quarter ending September 30, 2005, we entered into a ten year license agreement with TelemédicaSRL, a company based in Argentina.  Telemedicine International LLC (“TILLC”), formerly known as Nebbe Enterprises, LLC, is a majority shareholder of Telemédica SRL.  Dennis Nebbe and Nathan Nebbe, both shareholders of our Company, are partners in TILLC.  As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid us $60,000 and agreed to fund the translation and internationalization of PrimeCareJ Version Nine in both Spanish and Portuguese.  The Spanish version has been completed.  The Licensee will sub-license PrimeCareJ Version Nine to health care providers in the Mercosur and train them in its use.  In the event that the gross revenues derived by Licensee from sub licensing PrimeCareJ Version Nine, are less than two million five hundred thousand U.S. dollars (US$2,500,000) for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term.  Although, the license agreement provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4.00) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, PrimeCare has agreed that it will change the basis for charging fees to the end user.  The agreement was amended as of June 30, 2008 and now provides that the Licensee will pay PrimeCare a license fee equal to 30% of the gross fees charged by Licensee with an annual minimum License Fee of $100,000 per fiscal year commencing July 1, 2008.  The modified agreement was amended November 13, 2009, effective June 30, 2009, and now provides that the Licensee will pay PrimeCare a license fee equal to 50% of the gross fees charged by Licensee with no annual minimum License Fee. The Licensee has begun installation and training of PrimeCareJ Version Nine in Argentina.  Dennis Nebbe owns 1.07% of PrimeCare and Nathan Nebbe, a son of Dennis Nebbe, owns 1.09% of PrimeCare.

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

**

Incorporated by reference to Form 10-K, filed October 9, 2008

Item 14. Principal Accounting Fees and Services

Michael T. Studer CPA P.C. has served as our principal accountant since August 9, 2006 and audited our consolidated financial statements for the years ended June 30, 2006, June 30, 2007, June 30, 2008, June 30, 2009 and June 30, 2010.  Fees billed for professional services provided to our Company by this firm for the fiscal years ended June 30, 2010 and 2009 were.

	2010	2009
Type of Services Rendered	Fiscal Year	Fiscal Year
(a) Audit Fees	$ 17,500	$ 26,500
(b) Audit-Related Fees	$ Nil	$ Nil
(c) Tax Fees	$ Nil	$ Nil
(d) All Other Fees	$ Nil	$ Nil

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

October 8, 2010

/s/ Edward C. Levine

Treasurer and Director

October 8, 2010

  Edward C. Levine

(Principal Financial Officer)

/s/ Jeffrey P. Nelson

Executive Vice President

October 8, 2010

and Director

/s/ W. Jordan Fitzhugh

Executive Vice President

October 8, 2010

and Director

/s/ Jarema S. Rakoczy

Director

October 8, 2010

  Jarema S. Rakoczy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PrimeCare Systems, Inc.

I have audited the accompanying balance sheets of PrimeCare Systems, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

October 6, 2010

PrimeCare Systems, Inc.

Balance Sheets

	June 30,
	2010	2009
Assets
Current assets:
Cash	$ 24,049	$ 35,486
Loan receivable from related party, interest at 0%, due on demand	10,350	10,350
Prepaid expenses	-	-
Total current assets	34,399	45,836

Other assets:
Property and equipment, net of accumulated depreciation
of $132,297 and $125,664, respectively	28,451	17,424
Capitalized software costs, net of accumulated amortization of
$332,182 and $227,618, respectively	337,669	302,117
Other assets	2,600	4,972
Total Assets	$ 403,119	$ 370,349

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 13,595	$ 16,395
Notes payable – current portion	2,019	19,491
Deferred income – current portion	6,000	11,000
Total current liabilities	21,614	46,886
Notes payable – non-current portion	175,500	215,000
Accrued interest payable—non-current portion	1,839	4,479
Deferred income – long term portion	25,500	31,500
Total liabilities	224,453	297,865

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000
shares authorized, issued and outstanding 8,600 and
66,600 shares, respectively	86	666
Common stock, $.001 par value; 200,000,000 shares
authorized, issued and outstanding 110,478,120 and 84,298,120
shares, respectively	110,478	84,298
Additional paid-in capital	10,043,359	9,622,696
Accumulated deficit	(9,975,257)	(9,635,176)
Total stockholders’ equity	178,666	72,484
Total liabilities and stockholders’ equity	$ 403,119	$ 370,349

See notes to financial statements.

        PrimeCare Systems, Inc.

Statements of Operations

	Year Ended June 30,
	2010	2009

Revenues:
Software license fees	$ 23,600	$ 106,000
Sales commissions	--	102

Total revenues	23,600	106,102

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	104,564	78,159
Impairment of capitalized software costs	-	-

Total cost of revenues	104,564	78,159

Research and development (including stock-based compensation of $2,420 and $23,566, respectively)	173,158	204,866
Selling, general and administrative (including stock-based compensation of $0 and $104,775, respectively)	71,519	186,644
Depreciation	6,633	8,584

Total operating costs and expenses	355,874	478,253

Operating loss	(332,274)	(372,151)

Interest income	37	48
Interest expense	(7,844)	(13,610)

Net loss	$ (340,081)	$ (385,713)

Income (loss) per common share, basic and diluted	$ (.00)	$ (.00)

Weighted average number of common shares outstanding, basic and diluted	91,255,667	80,257,324

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Changes in Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2008	67,570	$ 676	69,901,120	$ 69,901	$ 8,856,842	$(9,249,463)	$ (322,044)
Issuance of common stock in redemption of notes payable and accrued interest	--	--	11,200,000	11,200	578,700	--	589,900
Issuance of common stock upon exercise of warrants	--	--	3,100,000	3,100	58,900	--	62,000
Issuance of warrants for services	--	--	--	--	128,341	--	128,341
Issuance of common stock in conversion of Series A Preferred Stock Net loss	(970) --	(10) --	97,000 –	97 –	(87) –	-- (385,713)	-- (385,713)
Balances, June 30, 2009	66,600	666	84,298,120	84,298	9,622,696	(9,635,176)	72,484

Issuance of common stock in redemption of notes payable and accrued interest	--	--	20,250,000	20,250	423,593	--	443,843

Issuance of common stock in conversion of Series A Preferred Stock	(58,000)	(580)	5,800,000	5,800	(5,220)	--	--

Issuance of common stock as compensation to employees	--	--	130,000	130	2,290	--	2,420

Net loss	--	--	--	--	--	(340,081)	(340,081)

Balances, June 30, 2010	8,600	$ 86	110,478,120	$110,478	$ 10,043,359	$ (9,975,257)	$ 178,666

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (340,081)	$ (385,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	6,633	8,584
Amortization of capitalized software costs	104,564	78,159
Stock based compensation	2,420	128,341
Changes in operating assets and liabilities:
Other assets	2,372	-
Accounts payable and accrued expenses	3,403	13,323
Deferred income	(11,000)	(1,000)

Net cash provided by (used in ) operating activities	(231,689)	(158,306)

Cash flows from investing activities:
Additions to property and equipment	(17,660)	(4,203)
Additions to capitalized software costs	(140,116)	(132,758)
Net cash used in investing activities	(157,776)	(136,961)

Cash flows from financing activities:
Increase (decrease) in note payable-bank	(17,472)	16,191
Proceeds from notes payable	395,500	250,000
Proceeds from exercise of warrants	-	62,000

Net cash provided by (used in) financing activities	378,028	328,191

Net increase (decrease) in cash	(11,437)	32,924
Cash, beginning of period	35,486	2,562
Cash, end of period	$ 24,049	$ 35,486

Supplemental disclosures of cash flow information:
Interest paid	$ 79	$ 749
Income taxes paid	$ -	$ -

Non-cash financing activities:

Issuance of 20,250,000 (2009: 11,200,000) shares of common     stock in satisfaction of  $435,000 (2009: $560,000) notes payable and $8,843 (2009: $29,900) accrued interest payable

	$ 443,843	$ 589,900
Issuance of 5,800,000 and 97,000 shares of common stock in conversion of 58,000 and 970 Shares of Series A Preferred Stock, respectively	$ 5,800	$ 97

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

Capitalized Software Costs  - PrimeCare accounts for the development cost of software intended for sale in accordance with Accounting Standards Codification (“ASC”) topic no. 985-20, “Costs of Software to be Sold, Leased or Marketed”.  ASC 985-20 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  PrimeCare believes that its PrimeCareJ Patient Management System Version Nine (“PrimeCare V9”) has attained technological feasibility and thus has been capitalizing the related costs of its development.  The Company amortizes such costs using the straight-line method over the estimated five year economic life of the asset.  Other research and development costs are expensed as incurred.

Impairment of Long-Lived Assets. - PrimeCare accounts for the impairment and disposal of long-lived assets utilizing ASC topic nos. 350 “Intangibles-Goodwill and Other”, and 360, “Property, Plant, and Equipment”. ASC 350 and 360 require that long-lived assets, such as property and equipment and capitalized software costs, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition - During the periods presented, the Company had two sources of revenue: (1) commissions received from vendors who link to our Web sites; and (2) software license fees.

The Company acts as a commissioned broker by displaying a vendor’s products on the Company’s Web sites.  When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller.  The Company receives a commission on such sale after it is consummated.  When the Company is paid, it reports the “commissions” on a “net” basis in compliance with ASC topic no. 605, “Revenue Recognition”.  The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold.  The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale.  At that time the Company reports the revenue on a “net” basis.

The Company accounts for software license fees in accordance with ASC topic no. 985, “Software”.  Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor’s fee is fixed or determinable; and (d) collectability is probable.

Stock-based compensation - The Company accounts for stock-based compensation to employees and others under ASC topic no. 718, “Compensation – Stock Compensation”.  The Company does not have an employee stock option plan.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At June 30, 2010, PrimeCare had working capital of $12,785 and a stockholders’ equity of $178,666.  For the years ended June 30, 2010 and 2009, PrimeCare incurred net losses of $340,081 and $385,713, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

                                                                                                                                 June 30

	2010	2009
Computer hardware and software, furniture, fixtures and office equipment
	$ 160,748	$ 143,088
Total	160,748	143,088
Less accumulated depreciation	(132,297)	(125,664)
Property and equipment, net	$ 28,451	$ 17,424

Depreciation expense for the years ended June 30, 2010 and 2009 was $6,633 and $8,584, respectively.

NOTE 4 – CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net, consisted of:

                                                                                                                                 June 30

	2010	2009
Costs relating to PrimeCare Patient Management
System Versions 9 and 10	$ 669,851	$ 529,735
Accumulated amortization	(332,182)	(227,618)
Capitalized software costs, net	$ 337,669	$ 302,117

Amortization expense for the years ended June 30, 2010 and 2009 was $104,564 and $78,159, respectively.

Expected future amortization expense of capitalized software costs, net, of $337,669 as of June 30, 2010 follows:

Year Ending June 30,	Amount
2011	$113,293
2012	93,162
2013	71,192
2014	46,010
2015	14,012
Total	$337,669

NOTE 5 - NOTES PAYABLE

Notes payable consisted of:

                                                                                                                                    June 30

	2010	2009
Due bank under $20,000 revolving line of credit, interest payable monthly at banks prime rate
plus 3%, secured by the personal guarantee of officer	$ 2,019	$ 19,491

Due chief executive officer, interest at 6%, interest and balance due on July 1, 2011	173,000	212,500

Due officer, interest at 6%, interest and balance due on July 1, 2011	2,500	2,500

Total	177,519	234,491
Current portion of notes payable	(2,019)	(19,491)
Non-current portion of notes payable	$ 175,500	$ 215,000

Effective March 31, 2010, notes due to the chief executive officer and Telemedicine International LLC (totaling $435,000) and accrued interest thereon (totaling $8,843) were satisfied in full through the issuance of the Company’s common stock (see Note 7 - Stockholders’ Equity).

Effective September 20, 3008, notes due to the chief executive officer and Telemedicine International LLC (totaling $560,000) and accrued interest thereon (totaling $29,900) were satisfied in full through the issuance of the Company’s common stock (see Note 7 – Stockholders’ Equity).

NOTE 6 - SOFTWARE LICENSE AGREEMENT AND DEFERRED INCOME

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

For the years ended June 30, 2010 and 2009, software license fees revenues consisted of:

	2010	2009
Annual minimum license fee from Licensee	$ -	$ 100,000

50% license fees from Licensee	17,600	-

Amortization of $60,000 deferred income received from Licensee in September 2005	6,000	6,000

Total	$ 23,600	$ 106,000

NOTE 7 - STOCKHOLDERS’ EQUITY

Effective June 30, 2010, the Company issued a total of 40,000 shares of the Company’s Common Stock, par value $0.001 per share, to two employees as additional compensation (15,000 shares to one employee and 25,000 shares to another). The market value of the shares issued was $0.0155 per share, for an aggregate amount of $620, which was charged to research and development expenses in 2010.

Effective March 31, 2010, the Company issued a total of 20,250,000 shares of the Company’s Common Stock, par value $0.001 per share, in full satisfaction of $435,000 of notes payable plus accrued interest thereon of $8,843.

Effective March 31, 2010, the Company issued a total of 45,000 shares of the Company’s Common Stock, par value $0.001 per share, to three employees as additional compensation (15,000 shares each). The market value of the shares issued was $0.025 per share, for an aggregate amount of $1,125, which was charged to research and development expenses in 2010.

In March 2010, shareholders converted 58,000 shares of Series A Preferred Stock into 5,800,000 shares of Common Stock. The basis of conversion is 100 shares of Common Stock for each share of Series A Preferred Stock being converted.

Effective December 29, 2009, the Company issued a total of 45,000 shares of the Company’s Common Stock, par value $0.001 per share, to three employees as additional compensation (15,000 shares each). The market value of the shares issued was $0.015 per share, for an aggregate amount of $675, which was charged to research and development expenses in 2010.

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

NOTE 8 - WARRANTS

A summary of the activity of common stock purchase warrants for the years ended June 30, 2009 and 2010 follows:

Common Stock Equivalent
Outstanding at June 30, 2008	14,466,262
Issued	14,850,000
Exercised	(3,100,000)
Expired	(11,366,262)
Outstanding at June 30, 2009	14,850,000
Issued	-
Exercised	-
Expired	-
Outstanding at June 30, 2010	14,850,000

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

At June 30, 2010, warrants consist of:

Expiration

Exercise

Number of

Grant Date

    Date

   Price

  Warrants

     February 23, 2009

      February 22, 2011

  $ .03

1,200,000

     February 23, 2009

      February 22, 2011

     .05

8,855,000

      April 11, 2009

      April 10, 2012

     .03

4,795,000

Total

           14,850,000

The 14,850,000 warrants outstanding and exercisable at June 30, 2010 and 2009 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants issued in the year ended June 30, 2009 was $.0086 per warrant.

NOTE 9 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.  Based on management’s assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forward will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carry forward of approximately $6,000,000 at June 30, 2010 expires in varying amounts from the year 2011 to year 2030.

Current income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 - COMMITMENTS

PrimeCare leases office space under an operating lease. The lease provides for an annual increase of 4%.  PrimeCare also had a lease at another facility which expired on May 31, 2010.  PrimeCare has moved from that facility and is a month to month tenant at another facility. For the years ended June 30, 2010 and 2009, rent expense pursuant to such operating leases was $76,904 and $77,457, respectively.  At June 30, 2010, the future minimum lease payments under the non-cancelable operating lease (all due in the year ending June 30, 2011) were $56,684.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of PrimeCare Systems, Inc. for the year ending June 30, 2010;

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

Date: October 8, 2010

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward C. Levine, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of PrimeCare Systems, Inc. for the year ending June 30, 2010;

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

Date: October 8, 2010

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

The Annual Report on Form 10-K for the year ended June 30, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 8, 2010

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

The Annual Report on Form 10-K for the period ended June 30, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 8, 2010

By:  /s/ Edward C. Levine

Edward C. Levine, Treasurer/Chief Financial Officer