Form 10-Q
period 2010-09-30
PrimeCare Systems, Inc.
filed 2010-11-22
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

   610 Thimble Shoals Blvd. Ste 402A, Newport News, Virginia 23606

(Address of principal executive offices)

     (757) 591- 0323

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

                     Class                                                                            Shares Outstanding at October 31, 2010

Common Stock ($.001 par value)

110,478,120

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

     9

PrimeCare Systems, Inc.

Balance Sheets

	September 30	June 30,
	2010	2010
Assets	(Unaudited and Unreviewed)
Current assets:
Cash	$ 27,824	$ 24,049
Accounts receivable	787
Loan receivable	10,350	10,350
Total current assets	38,961	34,399

Other assets:
Property and equipment, net of accumulated depreciation of 132,297 and $132,297, respectively	28,451	28,451
Capitalized software costs, net of accumulated amortization of $332,182 and $332,182, respectively	337,669	337,669
Other assets	2,600	2,600
Total Assets	$ 407,681	$ 403,119

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 18,657	$ 13,595
Notes payable – current portion	2,019	2,019
Deferred income – current portion	6,000	6,000
Total current liabilities	26,776	21,614
Notes payable – non-current portion	290,000	175,000
Accrued interest payable – non-current portion	1,839	1,839
Deferred income – long term portion	25,500	25,500
Total liabilities	344,015	224,453

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares
authorized, issued and outstanding 8,600 and 8,600, respectively	86	86
Common stock, $.001 par value; 200,000,000 shares authorized, issued, and outstanding 110,478,120 and 110,478,120 shares,
respectively	110,478	110,478
Additional paid-in capital	10,043,359	10,043,359
Accumulated deficit	(10,090,257)	(9,975,257)
Total stockholders’ equity	63,666	178,666
Total liabilities and stockholders’ equity	$ 407,681	$ 403,119
See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended September 30,
	2010 (Unaudited and unreviewed)	2009 (Unaudited)

Revenues:
Software license fees	$ 9,000	$ 26,500

Total revenues	9,000	26,500

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	23,683	23,683

Total costs of revenues	23,683	23,683

Research and development	36,945	45,575

Selling, general and administrative	29,255	29,255
Depreciation	1,553	1,553

Total operating costs and expenses	91,436	100,066

Operating loss	(82,436)	(73,566)

Interest income	22	--
Interest expense	(4)	(3,897)

Net loss	$ (82,418)	$ (77,463)

Income(loss) per common share, basic and diluted:	$ (.00)	$ (.00)

Weighted average number of common shares outstanding, basic and diluted	110,478,120	84,298,120

See notes to financial statements.

PrimeCare Systems, Inc.

Statements of Cash Flows

	Three Months Ended September 30,
	2010 (Unaudited and unreviewed)(	2009 (Unaudited)
Cash flow from operating activities:
Net loss	$ (82,418)	$ (77,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,553	1,553
Amortization of capitalized software costs	23,683	23,683
Changes in operating assets and liabilities:
Accounts receivable	--	(20,000)
Accounts payable and accrued expenses	18,657	11,457
Deferred income	(6,500)	(6,500)

Net cash provided by (used in) operating activities	(48,846)	(67,270)

Cash flows from investing activities:
Additions to property and equipment	(3,050)	(708)
Additions to capitalized software costs	--	(25,879)
Net cash used in investing activities	(3,050)	(26,587)

Cash flows from financing activities:

Proceeds from notes payable	115,000	65,000
Repayment of credit line	(3,010)	(5,564)
Net cash provided by (used in) financing activities	111,990	59,436

Net increase (decrease) in cash	3,774	(34,421)

Cash, beginning of period	24,050	35,486

Cash, end of period	$ 27,824	$ 1,065

Supplemental disclosures of cash flow information:
Interest paid	$ 4	$ 105
Income taxes paid	$ --	$ --

Non-Cash financing activities:
Issuance of shares of common stock in satisfaction of notes payable	$ --	$ --

See notes to financial statements.

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited and unreviewed)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At September 30, 2010 (unaudited), PrimeCare had working capital of $12,185 and  stockholders’ equity of $63,666, respectively.  PrimeCare incurred net losses for the three months ended September 30, 2010 and for the year ended June 30, 2010 of $82,418 (unaudited) and $348,903, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three months ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30. 2011. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2010 as included in our Form 10-K filed with the Securities and Exchange Commission on October 12, 2010.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	September 30, 2010 (Unaudited and unreviewed)	June 30, 2010
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ --	$ 2,019
Due officers, interest at 6%, interest and balance due on July 1, 2011	290,000	175,500

Total	290,000	177,519
Current portion of notes payable	(0)	(2,019)
Non-current portion of notes payable	$ 290,000	$ 175,500

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

On February 23, 2009, the Company issued warrants to eighteen parties to purchase a total of 10,055,000 shares of common stock (4,425,000 to officers and directors); 1,200,000 are exercisable at $.03 per share and 8,855,000 are exercisable at $.05 per share.  The warrants may be exercised at any time or from time to time, prior to February 22, 2011.  The $82,197 fair value of the warrants on the date of issue was charged as follows:  $75,664 to selling, general and administrative expenses and $6,533 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 2 years, expected volatility of 249%, expected dividend yield of 0%, and risk free interest rate of 1.3%

The Company issued warrants on  April 11, 2009 to ten parties to purchase a total of 4,795,000 shares of common stock (3,850,000 to officers and directors) at $.03 per share.  The warrants may be exercised at any time or from time to time, prior to April 10, 2012.  The $46,144 fair value of the warrants on the date of issue was charged as follows:  $29,111 to selling, general and administrative expenses and $17,033 to research and development expenses.  The fair value was estimated using the Black-Scholes option pricing model and the following assumptions: expected life of 3 years, expected volatility of 263%, expected dividend yield of 0%, and risk free interest rate of 1.3%.

As of September 30, 2010, warrants consist of::

Grant Date	Expiration Date	Exercise Price	Number of Warrants
February 23, 2009	February 22, 2011	$ .03	1,200,000
February 23, 2009	February 22, 2011	$ .05	8,855,000
April 11, 2009	April 10, 2012	$ .03	4,795,000

Total			14,850,000

The 14,850,000 warrants outstanding and exercisable at September 30, 2010 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants was $.0086 per warrant.

NOTE 7 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.  Based on management’s assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forward will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carry forward of approximately $5,700,000 at June 30, 2010 expires in varying amounts from the year 2011 to year 2030.

Current tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 - COMMITMENTS

PrimeCare leases office space under operating leases.  One lease includes provisions requiring PrimeCare to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.  The other lease provides for an annual increase of 4%.  For the three months ended June 30, 2010 and 2009 (unaudited), rent expense pursuant to such operating leases was $ 15,971 and  $21,250, respectively.  At September 30, 2010 (unaudited), the future minimum lease payments under non-cancelable operating leases (all due in the year ending June 30, 2011) were $42,513.

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

Overview

In May 1994, the PrimeCare© Patient Management System (the PrimeCare© System) was MS DOS based.  In 1997, PrimeCare completed the development of its Windows® 95 and Windows® NT based version of the PrimeCare© System (“PrimeCare© V8”).  To increase the compatibility and versatility of Version Eight, PrimeCare added an interface that enabled PrimeCare© V8 to communicate with medical office management systems (billing software, appointment scheduling software, etc.).  Shortly thereafter, PrimeCare commenced a test marketing program in areas where it could install and service the product and train the office personnel in the use of the product.

In April 1998, PrimeCare completed development of CodeComplier©.  During a patient office visit, the CodeComplier© organizes each item of the recorded data in the proper classification and, using the CMS Documentation Guidelines, automatically calculates the proper Evaluation & Management code level used for determining the physician’s reimbursement from Medicare and other third party payers for the office visit.

During December 1998, PrimeCare completed development of its PrimeCareOnTheWeb “PCW”.  The PCW Web site enables a physician to have patients answer one or more of PrimeCare=s 280 Questionnaires via the Internet.  At that time, PrimeCare’s V8 was updated to include the changes.

During the period between late 1998 through 2000, PrimeCare exhibited at several industry conferences in an attempt to generate product recognition and to foster sales.  The response was positive.  Some licenses were sold.  However, many private practice physicians were reluctant to make the capital investment for the hardware necessary to operate the software.  Software updates were labor intensive.  The software had to be updated at each computer.  This discouraged large groups from using the system.  This reluctance caused PrimeCare to redesign the system to overcome those problems.  The feasibility of its product redesign was established in 2001, and the development of PrimeCare’s PrimeCare© V9 began.  PrimeCare discontinued

the marketing of its PrimeCare V8, and subsequently ceased supporting it.  Therefore, in 2003, PrimeCare wrote off as an expense the unamortized capitalized software costs relating to its Version Eight.  Since 1994, PrimeCare has written off capitalized software development costs in excess of $5,500,000. The Company’s main operational focus has been, and continues to be, the PrimeCare© System.  The Company believes that this business segment has excellent growth potential.

In 2008, as a result of feedback from marketing efforts in South America, the company began to add additional features to PrimeCare©, including specialized capabilities for remote patient scheduling, and Argentine-specific insurance documentation.  The company’s addition of specific support for the Argentine “Plan Nacer” (Healthy Child) program resulted in notification that the Argentine Ministry of Health had approved PrimeCare’s computer-generated Plan Nacer forms for use in place of the manual forms previously used.  This capability was instrumental in supporting marketing efforts in Argentina.

In late 2008, the company recognized that the architecture of the PrimeCare© V9 system required additional modifications to support additional requirements from Argentina more flexibly.  As a result, the company began planning and design for the next edition of the PrimeCare© System, PrimeCare© Version Ten (PrimeCare© V10).  Initial testing of V10 began in 2009, and field evaluations in mid 2010.  During the second quarter of 2010, construction of a new data center dedicated to PrimeCare© V10 was completed.  PrimeCare© Version Ten scheduled for initial release in the third quarter of 2010.

Significant enhancements in PrimeCare© Version Ten over previous versions include a new user interface that reflects lessons learned from field experience, increased modularity, further enhanced security, and a more robust tolerance of intermittent internet connection outages.  More user-level configuration options, include user-defined assess and security roles, increased use of optional bar code technology and support of additional languages have also been incorporated into PrimeCare© Version Ten.  In addition, PrimeCare© Version Ten explicitly incorporates the ability to support multiple data centers in dispersed geographic locations, providing additional flexibility for end users who wish to host their own independent data centers.

PrimeCare© Version Ten maintains the multi-tier architecture of its predecessor, PrimeCare V9, with its inherent advantages, including easy client installation; reduced on-site hardware and support requirements; enhanced data security; and maximum flexibility.   These reduced installation and maintenance costs and increased flexibility enables the PrimeCare© System  to be adapted to a wide variety of health care organizational uses, potentially including national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.  The PrimeCare© System is HIPAA compliant.

PrimeCare has experienced recurring losses from operations, and, in the past, has relied on OCGT, its former parent company, to fund its operations.  Since PrimeCare is no longer a subsidiary of OCGT, it has had to provide its own funding.  To improve its financial position, PrimeCare issued 21,570 shares of Series A Preferred Stock in payment of $215,700 of notes payable assumed from OCGT during January 2006.  To overcome its cash shortfall, in part, during January 2006, PrimeCare issued 3,000 shares of Series A Preferred Stock in payment of $30,000 of loans payable and thereafter, during the month of July 2006, PrimeCare completed a Private Offering of the Series A Preferred Stock, in which it sold 40,000 shares for $400,000 or $10 per share.  $375,000 of the Offering was received during the year ended June 30, 2006 and $25,000 was received during the June 30, 2007 year.  During the three months ended September 30, 2007, the Company issued a total of 3,000 shares of Series A Preferred Stock in consideration of $15,000 in cash.  On March 23, 2009, a shareholder converted 970 shares of Series A Preferred Stock into 97,000 shares of Common Stock.

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

Results of PrimeCare’s Operations for the three months ended September 30, 2010, compared to the three months ended September 30, 2009:

PrimeCare’s total revenue was $26,500 for the three months ended September 30, 2009 compared to $9,000 for the three months ended September 30, 2010.

PrimeCare follows the Accounting Standards Codification (“ASC”) 350, "Intangibles – Goodwill and Other”.  There was no impairment charge to capitalized software costs during the three months ended September 30, 2010 or 2009.

Research and development costs decreased from $45,575 for the three months ended September 30, 2009 to $36,945 for the three months ended September 30, 2010, a decrease of $8,630.  The decrease primarily resulted from decreases in salaries, payroll taxes, travel and utilities during the three months ended September 30, 2010.

Selling, general and administrative costs were $29,255 for the three months ended September 30, 2010 compared to $25,655 for the three months ended September 30, 2009.

Liquidity and Capital Resources

Cash was $27,284 at September 30, 2010.  The Company has a $20,000 credit line from its bank, $0 of which was drawn down as of September 30, 2010.  In the past, PrimeCare’s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off effective on December 31, 2005.  The Company has raised $400,000 in a private placement and has retired debt through the issuance of shares of stock as previously discussed.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of September 30, 2010 the Company had cash balances of $27,284 and had the availability of $20,000 of its line of credit in the amount of $20,000.  In addition, the amended distribution agreement with Telemédica, S.R.L. provides for a minimum annual payment to the Company of $100,000 per year.   Since January 1, 2007, the Company has received $950,000 in loans, with interest payable thereon at 6% per annum, fromTelemedicine International LLC, the majority shareholder of Telemédica, S.R.L.and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account, of which $20,000 was available as of September 30, 2010.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

PrimeCare’s management believes that the Argentina License will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable

Currently, the Company has no material commitments for capital expenditures outstanding.

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

*	4.2	Form of Stock Purchase Warrant
*	10.1	Software License Agreement, dated as of September 29, 2005, by and between PrimeCare Systems, Inc., and Telemédica SRL
*	10.2	Software License Agreement, dated as of September 29, 2005, by and between PrimeCare Systems, Inc., and Nebbe Enterprises, LLC
*	10.3	Share Purchase Agreement, dated as of December 19, 2005, by, between and among OCGT Technology, Inc. and Bobby Vavithis
*	10.4	Distribution Agreement, dated as of December 19, 2005, by, between and among OCGT Technology, Inc. and PrimeCare Systems, Inc.
*	10.5	Agency Agreement, dated as of December 31, 2005
*	10.6	Escrow Agreement, dated as of December 29, 2005
*	10.7	Bank Credit line, dated August 21, 2001
	31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
	31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*Incorporated by reference to Form SB -2, as amended, filed September 29, 2006

(b)

Reports on Form 8-K

No Report on Form 8-K was filed during the quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

By: /s/ W. Jordan Fitzhugh

    W. Jordan Fitzhugh, Treasurer/Chief Financial Officer

DATED: November 19, 2010

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending September 30, 2010;

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

Date: Date: November 19, 2010

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, W. Jordan Fitzhugh, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending September 30, 2010;

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

Date: Date: November 19, 2010

By: /s/ W. Jordan Fitzhugh

      W. Jordan Fitzhugh, Treasurer/Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Robert A. Shiver, President of PrimeCare Systems, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the period ended September 30, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 19, 2010

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), the undersigned, W. Jordan Fitzhugh, Treasurer/Chief Financial Officer of PrimeCare Systems, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the period ended September 30, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 19, 2010

By:/s/ W. Jordan Fitzhugh

W. Jordan Fitzhugh, Treasurer/Chief Financial Officer