Form 10-Q
period 2010-12-31
PrimeCare Systems, Inc.
filed 2011-02-22
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

     [  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to___________

Commission  file number     001-32828

PRIMECARE SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

                                    DELAWARE                                                            54-1707928

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

                     Class                                                                         Shares Outstanding at December 31, 2010

Common Stock ($.001 par value)

110,478,120

Shares

I

Item  1.  Financial Statements:

Balance Sheets as of  December 31 (unaudited and unreviewed) and June 30, 2010

F-1

Statements of Operations for the three months ended December 31,  2010  (unaudited and unreviewed) and  2009  (unaudited)

F-2

Statements of Cash Flows for the three months ended December 31,  2010  (unaudited and unreviewed)  and  2009  (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

9

Item 6.   Exhibits and Reports on Form 8-K

10

II

PrimeCare Systems, Inc.

Balance Sheets

	December 31, 2010	June 30, 2010
(Unaudited and
Unreviewed)
Assets
Current Assets:
Cash	$ 3,303	$ 24,049
Accounts receivable	$ -	$ -
Loans receivable	$ 10,350	$ 10,350
Total current assets	$ 13,653	$ 34,399

Other Assets:
Property and Equipment, net of accumulated
depreciation of $132,297 and $132,297 respectively	$ 28,451	$ 28,451
Capitalized software costs, net of accumulated
amortization of $412,899 and $332,182 respectively	$ 406,190	$ 337,669
Other assets	$ 2,600	$ 2,600
Total Assets	$ 450,894	$ 403,119

Liability and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$ 21,864	$ 13,595
Notes payable - current portion	$ 2,019	$ 2,019
Deferred income - current portion	$ (13,000)	$ 6,000
Total current liabilities	$ 10,883	$ 21,614

Notes payable - non-current portion	$ 290,000	$ 175,500
Accrued interest payable - non-current portion	$ 1,839	$ 1,839
Deferred income - long term portion	$ 25,500	$ 25,500
Total liabilities	$ 328,222	$ 224,453
Stockholders' equity:
Series A preferred stock, $01 par value; 10,000,000
shares authorized, issued and outstanding 8,600 and
8,600 respectively	$ 86	$ 86
Common stock, $.001 par value; 200,000,000 shares
authorized, issued and outstanding 110,478,120 and
110,478,120 shares respectively	$ 110,478	$ 110,478
Additional paid-in capital	$ 10,214,359	$ 10,043,359
Accumulated deficit	$ (10,202,251)	$ (9,975,257)
Total stockholders' equity	$ 122,672	$ 178,666
Total Liabilities and Equity	$ 450,894	$ 403,119

See notes to financial statements

III

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited	(Unaudited)	(Unaudited	(Unaudited)
	and		and
	unreviewed)		unreviewed)

Revenues:
Software license fees	$ 6,000	$ 23,500	$ 15,000	$ 3,000
Total revenues	$ 6,000	$ 23,500	$ 15,000	$ 3,000

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	$ 23,683	$ 24,976	$ 47,366	$ 48,659
Total costs of revenues	$ 23,683	$ 24,976	$ 47,366	$ 48,659
Research and development	$ 52,650	$ 43,297	$ 89,595	$ 88,872
Selling, general and administrative	$ 40,099	$ 20,810	$ 69,354	$ 50,065
Depreciation	$ 1,553	$ 1,540	$ 3,106	$ 3,093
Total operating costs and expenses	$ 117,985	$ 90,623	$ 209,421	$ 190,689

Operating loss	$ (111,985)	$ (67,123)	$ (194,421)	$ (187,689)

Interest income	$ 5	$ 5	$ 27	$ 5
Interest expense	$ (14)	$ (1,994)	$ (18)	$ (5,891)

Net loss	$ (111,994)	$ (69,112)	$ (194,412)	$ (193,575)

Income(loss) per common share,
and diluted	$ ( .00)	$ ( .00)	$ ( .00)	$ ( .00)
Weighted average number of common
shares outstanding, basic and diluted	110,478,120	84,299,587	110,478,120	84,298,854

See notes to financial statements.

IV

PrimeCare Systems, Inc.

Statements of Cash Flows

Six Months Ended December 31
	2010	2009
	(Unaudited and	(Unaudited)
unreviewed)
Cash flow from operating activities:
Net loss	$ (194,412)	$ (193,575)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation of property and equipment	$ 3,105	$ 3,093
Amortization of capitalized software costs	$ 47,366	$ 48,659
Stock based compensation	$ -	$ 675
Changes in operating assets and liabilities:
Accounts receivable	$ -
Accounts payable and accrued expenses	$ 21,864	$ 15,362
Deferred income	$ (13,000)	$ (8,000)
Net cash provided by (used in) operating activities	$ (135,077)	$ (133,786)

Cash flows from investing activities:
Additions to property and equipment	$ (3,050)	$ (4,483)
Additions to captilized software costs	$ (158,810)	$ (57,696)
Net cash used in investing activities	$ (161,860)	$ (62,179)

Cash flows from financing activities:
Proceeds from notes payable	$ 286,000	$ 192,500
Repayment of credit line	$ (9,810)	$ (19,491)
Net cash provided by (used in) financing activities	$ 276,190	$ 173,009

Net increase (decrease) in cash	$ (20,747)	$ (22,956)

Cash, beginning of period	$ 24,050	$ 35,486

Cash, end of period	$ 3,303	$ 12,530

Supplemental disclosures of cash flow information:
Interest paid	$ 18	$ 301
Income taxes paid	$ -	$ -
Non-Cash financing activities:
Issuance of shares of common stock in satisfaction
of notes payable	$ -	$ -

See notes to financial statements.

V

PRIMECARE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PrimeCare Systems, Inc. (“PrimeCare” or the “Company”) was incorporated in Delaware in 1994.  PrimeCare has developed and is marketing software and diagnostic products for the healthcare industry.

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At December 31, 2010 (unaudited), PrimeCare had working capital of $3,303 and  stockholders’ equity of $122,672, respectively.  PrimeCare incurred net losses for the six months ended December 31, 2010 and for the year ended June 30, 2010 of $194,412 (unaudited) and $340,081, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare V9 software.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the three months ended December 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended December 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30. 2011. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

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

VI

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	December 31, 2010 (unaudited)	June 30, 2010
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$ -	$ 2,019
Due officers, interest at 6%, interest and balance due on July 1, 2011	290,000	175,500
Total	290,000	177,519
Current portion of notes payable	(0)	(2,019)
Non-current portion of notes payable	$ 290,000	$ 175,500

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

VII

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

At December 31, 2010, warrants consist of:

	Expiration	Exercise	Number of
Grant Date	Date	Price	Warrants

February 23, 2009	February 22, 2011	$ .03	1,200,000
February 23, 2009	February 22, 2009	$ .05	8,855,000
April 11, 2009	April 10, 2012	$ .03	4,795,000

	Total		14,850,000

The 14,850,000 warrants outstanding and exercisable at September 30, 2010 have a weighted-average exercise price of $.0419 per warrant.  The weighted-average grant-date fair value of these warrants was $.0086 per warrant.

VIII

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under an operating leases.  The lease provides for an annual increase of 4%.  For the six months ended December 31, 2010 and 2009 (unaudited), rent expense pursuant to the operating lease was $28,343 and $27,258, respectively.  At December 31, 2010 (unaudited), the future minimum lease payments due in the year ending June 30, 2011 was $28,720.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

IX

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

During the fourth quarter of 2010, PrimeCare Systems, Inc., further enhanced the utility and stability of Version Ten by re-engineering the data center communications portion of the software.  The new software resulted in a substantial improvement of system stability when clients communicate over unreliable internet connections.  Because of the substantial modifications made to the underlying software, the new edition of Version Ten is now referred to as Version Ten Dot One (V10.1).

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

These Preferred Shares are convertible into a total of 6,660,000 shares of PrimeCare’s common stock.  The issuance of shares in payment of the debt was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”) and issuance of shares in the Private Offering was pursuant to the exemption provided under Section 4(2) of the Act and the exemption provided by Rule 504 of Regulation D.  The issuances were made in a private transaction without means of any public solicitation.  The shares are restricted securities and the certificates representing the ownership of the shares contain a legend restricting further transfer unless the shares are registered or qualify for an exemption.  If necessary, PrimeCare intends to provide additional working capital through the sale of additional equity interests, or obtain loans.  However, there can be no assurances that it will succeed in its efforts, which creates a doubt as to its ability to continue as a going concern.

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

Results of PrimeCare’s Operations for the six months ended December 31, 2010, compared to the six months ended December 31, 2009:

PrimeCare’s total revenue was $3,000 for the six months ended December 31, 2009 compared to $15,000 for the six months ended December 31, 2010.

PrimeCare follows the Accounting Standards Codification (“ASC”) 350, "Intangibles – Goodwill and Other”.  There was no impairment charge to capitalized software costs during the three months ended December 31, 2010 or 2009.

Research and development costs increased from $88,872 for the six months ended December 31, 2009 to $89,595 for the six months ended December 31, 2010, an increase of $723.  The increase primarily resulted from increases in salaries, payroll taxes, travel and utilities during the six months ended December 31, 2010.

Selling, general and administrative costs were $69,354 for the six months ended December 31, 2010 compared to $50,065 for the six months ended December 31, 2009.

Liquidity and Capital Resources

Cash was $3,303 at December 31, 2010.  The Company has a $20,000 credit line from its bank, $0 of which was drawn down as of December 31, 2010.  In the past, PrimeCare’s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was to receive capital contributions from its former parent.  This source is no longer available as a result of the spin-off effective on December 31, 2005.  The Company has raised $400,000 in a private placement and has retired debt through the issuance of shares of stock as previously discussed.

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

Assuming our current spending levels of approximately $33,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of December 31, 2010 the Company had cash balances of $3,303 and had the availability of $20,000 of its line of credit in the amount of $20,000.  In addition, the amended distribution agreement with Telemédica, S.R.L. provides for a minimum annual payment to the Company of $100,000 per year.   Since January 1, 2007, the Company has received $950,000 in loans, with interest payable thereon at 6% per annum, fromTelemedicine International LLC, the majority shareholder of Telemédica, S.R.L.and PrimeCare’s President to cover the Company’s cash shortfalls, of which $560,000, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.   There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock

The Company has a $20,000 line of credit from RBC Centura Bank with whom the Company maintains a checking account, of which $20,000 was available as of December 31, 2010.  The terms of the agreement call for interest to be paid monthly on the outstanding balance computed at the per annum rate of Wall Street Journal Prime Rate plus 3%.  The agreement also calls for repayment in monthly installments equal to or greater than 3% of the outstanding balance.  The loan is personally guaranteed by an officer of the Company.

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

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.

Exhibit Name

*	3.1(a)	Certificate of Incorporation of Registrant filed May 2, 1994
*	3.1(b	Certificate of Amendment of Certificate of Incorporation filed January 10, 2005
*	3.1(c)	Certificate of Amendment of Certificate of Incorporation filed March 24, 2005
*	3.2	By-Laws
*	4.1

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

*

Incorporated by reference to Form SB -2, as amended, filed September 29, 2006

(b)

Reports on Form 8-K

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, filed 25 October 2010.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMECARE SYSTEMS, INC.

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

By: /s/ W. Jordan Fitzhugh

    W. Jordan Fitzhugh, Treasurer/Chief Financial Officer

DATED: February 19, 2011

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending December 31, 2010;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: Date: February 19, 2011

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, W. Jordan Fitzhugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending December 31, 2010;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: Date: February 19, 2011

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

The Quarterly Report on Form 10-Q for the period ended December 31, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 19, 2011

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

The Quarterly Report on Form 10-Q for the period ended December 31, 2010 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 19, 2011

By:/s/ W. Jordan Fitzhugh

W. Jordan Fitzhugh, Treasurer/Chief Financial Officer