Form 10-Q
period 2011-03-31
PrimeCare Systems, Inc.
filed 2011-05-23
CIK 1324152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

                     Class                                                           Shares Outstanding at March 31, 2011

Common Stock ($.001 par value)

110,478,120 Shares

Item  1.  Financial Statements:

Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010

F-1

Statements of Operations for the three and nine months ended March 31, 2011 and

 2010 (unaudited)

F-2

Statements of Cash Flows for the three and nine months ended March 31, 2011 and

  2010 (unaudited)

F-3

Notes to Financial Statements:

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

3

Item 3.  Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     7

Item 6.   Exhibits and Reports on Form 8-K

     8

PrimeCare Systems, Inc.

Balance Sheets

	March 31,	June 30,
	2011	2010
Assets	(Unaudited and unreviewed)
Current assets:
Cash	$ 20,755	$ 24,049
Loan receivable	10,350	10,350
Total current assets	31,105	34,399
Other assets:
Property and equipment, net of accumulated depreciation	28,791	28,451
Capitalized software costs, net of accumulated amortization of $302,845 and $227,618, respectively	448,143	337,669
Other assets	1,479	2,600
Total Assets	$ 509,518	$ 403,119

Liability and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 16,816	$ 13,595
Notes payable – current portion	19,070	2,019
Deferred income – current portion	6,000	6,000
Total current liabilities	41,883	21,614
Notes payable – non-current portion	175,500	175,500
Accrued interest payable	--	1,839
Deferred income – long term portion	25,500	25,500
Total liabilities	242,883	224,453

Stockholders’ equity:
Series A preferred stock, $.01 par value; 10,000,000 shares authorized, issued and outstanding 8,600 and 66,600 shares, respectively	86	86
Common stock, $.001 par value; 200,000,000 shares authorized, issued and outstanding 110,478,120 and 84,298,120 shares, respectively	110,478	110,478
Additional paid-in capital	10,296,359	10,043,359
Accumulated deficit	(10,140,288)	(9,975,257)
Total stockholders’ equity	266,635	178,666
Total liabilities and stockholders’ equity	$ 509,518	$ 403,119

See notes to financial statements.

F 1

PrimeCare Systems, Inc.

Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011 2010 (Unaudited and unreviewed)) (Unaudited)		2011 2010 (Unaudited and unreviewed) (Unaudited)
Revenues:
Software license fees	$ --	$ 11,300	$ 15,000	$ 14,300
Sales commissions	--	--	--	--

Total revenues	--	11,300	15,000	14,300

Operating costs and expenses:
Cost of revenues:
Amortization of capitalized software costs	23,683	26,568	71,049	75,227

Total costs of revenues	23,683	26,568	71,049	75,227
Research and development	37,408	39,618	110,474	128,490

Selling, general and administrative	24,696	14,564	98,956	64,629
Depreciation	1,553	1,774	4,659	4,867

Total operating costs and expenses	87,340	82,524	285,138	273,213

Operating loss	(87,340)	(71,224)	(270,138)	(258,913)

Interest income	--	15	27	20
Interest expense	--	(333)	(122)	(6,224)

Net loss	$ (87,340)	$ (71,542)	$ (270,233)	$ (265,117)

Income(loss) per common share, basic and diluted:	$ (00)	$ (.00)	$ (00)	$ (.00)

Weighted average number of common shares Outstanding, basic and diluted	110,478,120	85,986,398	110,478,120	84,861,369

See notes to financial statements.

F 2

PrimeCare Systems, Inc.

Statements of Cash Flows

	Nine Months Ended March 31,
	2011	2010
	(Unaudited and unreviewed) (Unaudited)
Cash flow from operating activities:
Net loss	$ (270,123)	$ (265,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	--	1,800
Depreciation of property and equipment	4,659	4,867
Amortization of capitalized software costs	71,049	75,227
Changes in operating assets and liabilities:
Accounts receivable	--	--
Accounts payable and accrued expenses	35,883	4,378
Deferred income	(9,500)	(9,500)

Net cash provided by (used in) operating activities	(168,032)	(188,345)

Cash flows from investing activities:
Additions to property and equipment	(3,050)	(5,337)
Additions to capitalized software costs	(158,810)	(94,137)
Net cash used in investing activities	(161,810)	(99,474)

Cash flows from financing activities:

Proceeds from notes payable, net	286,000	302,500
Repayment of note payable under credit line	(9,810)	(19,491)
Proceeds from exercise of warrants	--	--
Net cash provided by (used in) financing activities	276,190	283,009

Net increase (decrease) in cash	(3,294)	(4,810)

Cash, beginning of period	24,049	35,486

Cash, end of period	20,755	$ 30,676

Supplemental disclosures of cash flow information:
Interest paid	$ 121	$ 79
Income taxes paid	--	$ --

Non-cash financing activities:

          Issuance of 20,250,000 and 11,200,000 shares of common stock,

          respectively, in satisfaction of $435,000 and $560,000 notes payable

          and $8,843 and $29,900 accrued interest payable, respectively.                      $

      --             $     443,843

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

The accompanying financial statements have been prepared assuming that PrimeCare will continue as a going concern.  At March 31, 2011 (unaudited), PrimeCare had cash of $20,755, but had negative working capital of $3,989.  Further, PrimeCare incurred losses from continuing operations for the nine months ended March 31, 2011 and for the year ended June 30, 2010 of $270,233 (unaudited) and $340,081, respectively.  These conditions raise substantial doubt as to PrimeCare’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if PrimeCare is unable to continue as a going concern.  Management plans on achieving profitable operations through successful marketing of its PrimeCare software products.  However, there is no assurance that the Company will be successful in this effort.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the nine months ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending June 30, 2011.  The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2010 as included in our Form 10-K filed with the Securities and Exchange Commission on October 8, 2010.

For the nine months ended March 31, 2011 and 2010 (unaudited), diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion would be anti-dilutive:

Nine Months Ended

        March 31,

	2011	2010
Series A Preferred Stock	6,638,519	6,638,519
Warrants	4,795,000	14,850,000
Total shares	11,433,519	21,488,519

F 4

NOTE 3 - NOTES PAYABLE

Notes payable consisted of:

	March 31, 2011 (unaudited)	June 30, 2010
Due bank under $20,000 revolving line of credit, interest payable monthly at bank’s prime rate plus 3%, secured by the personal guarantee of officer	$19,070	$ 2,019
Due officers, interest at 6%, interest and balance due on July 1, 2011	82,500	175,500
Total	82,500	177,519
Current portion of notes payable	--	(2,019)
Non-current portion of notes payable	$ 82,500	$ 175,500

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

At March 31, 2011, warrants consist of:

Expiration

Exercise

Number of

Grant Date

    Date

   Price

  Warrants

April 11, 2009

April 10, 2012

     .03

4,795,000

Total

             4,795,000

The 4,795,000 warrants outstanding and exercisable at March 31, 2011 have a weighted-average exercise price of $.03 per warrant.  The weighted-average grant-date fair value of these warrants was $.0096 per warrant.

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

NOTE 8 - COMMITMENTS

PrimeCare leases office space under an operating lease which provides for an annual increase of 4%.  Prior to October, 2010, it also leased space for its New Rochelle, NY office, which was closed in October, 2010.  For the nine months ended March 31, 2011 and 2010 (unaudited), rent expense pursuant to such operating leases was $42,514 and $56,906, respectively.  PrimeCare is currently negotiating to reduce the square footage of the committed space under the existing lease by one third, with a concomitant reduction in its ongoing annual commitment.

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

Results of PrimeCare’s Operations for the three and nine months ended March 31, 2011, compared to the  three and nine months ended March 31, 2010:

PrimeCare’s total revenue was $0 and $15,000 for the three and nine months ended March 31, 2011 compared to $11,300 and $14,300 for the three and nine months ended March 31, 2010.  The decrease in revenues was partially due to the revised license agreement with Telemedica, which eliminated the minimum annual fee of $100,000 per year, but primarily because of a contractual dispute between Telemedica and the provincial government of Chubut, resulting in the provincial government’s withholding payment to Telemedica for several months in succession.  Telemedica has advised PrimeCare that the dispute could lead to the recision of the contract, but as of the date of this filing, such recision has not taken place.

Research and development costs decreased from $39,618 and $128,490 for the three and nine months ended March 31, 2010 to $37,408 and $110,474 for the three and nine months ended March 31, 2010, a decrease of $2,210 and $18,016, respectively.

Selling, general and administrative costs were $24,696 and $98,956 for the three and nine months ended March 31, 2011 compared to $14,564 and $64,629 for the three and nine months ended March 31, 2010, an increase of $10,132 and $34,327, respectively.

Liquidity and Capital Resources

Cash was $20,755 at March 31, 2011.  The Company has a $20,000 credit line from its bank, of which was $19,070 drawn down as of March 31, 2011.  PrimeCare=s principal means of overcoming its cash shortfalls, caused by recurring losses from operations, was from Shareholders’ loans, the exercise of warrants and the sale of the Company’s stock.  See Notes 3, 5 and 6 of “NOTES TO FINANCIAL STATEMENTS (Unaudited)”

During the quarter ended September 30, 2005, PrimeCare entered into a ten year license agreement for the use of PrimeCareJ V9, with Telemédica, S.R.L., a company organized and based in Argentina (ATelemédica@).  Telemédica has advised PrimeCare that they have successfully completed a very successful pilot project for the use of PrimeCare V9, at Hospital Isola in Puerto Madryn and Puerto Pirámides Rural Hospital in the Province of Chubut, Argentina.  In addition, Telemédica signed, a contract with Chubut’s Secretary of Health to provide PrimeCare V9 in the North Sector (el Sector Norte), one of the four health sectors in Chubut (population 450,000).  The North Sector contract was signed by the North Sector’s Director with approval from Chubut’s Secretary of Health.  The North Sector’s central hospital is Hospital Isola, around which it is organized.  The use of the PrimeCare System as a key component of the health care system of the Province of Chubut and the relationship of PrimeCare and the Ministry of Health in the Province of Chubut and its three year history is discussed in an article appearing in a newspaper in the city of Puerto Madryn, which can be viewed at PrimeCare’s Web site http://www.pcare.com/pcnews/press074.aspx for our translation to English or as published in Spanish, at http://www.diariodemadryn.com/vernoti.php?ID=94173.

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

Telemedica has advised PrimeCare that a dispute with the provincial government has temporarily led to suspension of payments, and could ultimately lead to the recision of the contract, but as of the date of this filing, such recision has not taken place.

Telemédica continues to market PrimeCare in other areas of Argentina and has had expressions of serious interest from places in Patagonia, Santa Fé, and a health system in Buenos Aires province.  Telemédica believes that other provinces in Argentina will follow the lead of Chubut.

Telemédica anticipates that additional provinces of Argentina will commence using PrimeCare V9 in the near future and the Company’s revenues from such use will keep increasing.

PrimeCare has worked to reduce its monthly spending levels from approximately $33,000 per month to approximately $25,000 per month.  Assuming our spending levels remain approximately $25,000 per month, management believes that PrimeCare can raise the funds that might be necessary to meet cash shortfalls from operations and loans from officers until sufficient revenues will be generated from the Argentine License to overcome the Company’s cash shortfalls.  As of March 31, 2011 the Company had a cash balances of approximately $20,755.   and had the availability of its line of credit in the amount of $20,000.  Since January 1, 2007, the Company has received $1,075,000 in loans, with interest payable thereon at 6% per annum, from officers and larger shareholders to cover the Company’s cash shortfalls, of which $992,500, together with interest thereon, was repaid through the issuance of the Company’s common shares as previously discussed.  There can be no assurance that these loans will continue to be available or that they can be repaid through issuing the Company’s stock.

PrimeCare=s management believes that the current and potential Licenses will provide sufficient revenues from operations to overcome its cash shortfalls caused by recurring losses from operations and will make PrimeCare profitable.

Currently, the Company has no material commitments for capital expenditures outstanding.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the President and CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms.  The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations.  The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls.  No changes occurred during the quarter ended March 31, 2011 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       Treasurer/Chief Financial Officer

DATED: May 23, 2011

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Shiver, President of PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending March 31, 2011;

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

Date: Date: May 23, 2011

By:  /s/Robert A. Shiver

      Robert A. Shiver, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, W. Jordan Fitzhugh, Treasurer/Chief Financial Officer of the Registrant, PrimeCare Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrimeCare Systems, Inc. for the period ending March 31, 2011;

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

Date: Date: May 23, 2011

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

The Quarterly Report on Form 10-Q for the period ended March 31, 2011 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 23, 2011

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

The Quarterly Report on Form 10-Q for the period ended March 31, 2011 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 23, 2011

By:/s/ W. Jordan Fitzhugh

W. Jordan Fitzhugh, Treasurer/Chief Financial Officer